Form 10-Q
period 2001-09-30
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2001-10-31
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                          FORM 10-Q



         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2001  Commission File Number 33-
19316



       Qualified Housing Partners Limited Partnership



   (Exact name of registrant as specified in its charter)



     North Carolina                     56-1589469
 (State or other jurisdiction           (I.R.S. Employer
incorporation or organization)          Identification
Number)



                          Suite 220
                     4700 Homewood Court
                Raleigh, North Carolina 27609
     (Address of principal executive offices)(Zip Code)


  Registrant's telephone number, including area code: (919)
                          787-4243




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               YES (X)             NO (   )






                           PART I

                    FINANCIAL INFORMATION
       QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP





Item 1:  Financial Statements

     - Unaudited Consolidated Balance Sheets

     -    Unaudited Consolidated Statements of Income and
       Expenses
          (Quarterly)

     -    Unaudited Consolidated Statements of Income and
       Expenses
          (Year-to-Date)

     - Unaudited Consolidated Statements of Cash Flows

     - Unaudited Notes to Consolidated Financial Statements

     - Unaudited Cash Available for Distribution and
Reserves




Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


















QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000

                                09/30/01
                                (Unaudited)    12/31/00
ASSETS
Rental Properties
Land                            $1,326,402     $1,326,402
Buildings                       34,411,621     34,374,557
Furniture & Fixtures            2,097,463      2,074,335
                                37,835,486     37,775,294
Accumulated Depreciation                (11,609,853)
                                        (10,931,621)
                                        26,225,633
                                        26,843,673
Cash                            255,328        360,620
Other Assets                    2,305,053      2,227,792
TOTAL ASSETS                    $28,786,014    $29,432,085

LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                 $24,895,372    $25,204,311
Other Liabilities               1,048,278      1,081,766

Total Liabilities               25,943,650     26,286,077

Minority Interests in Subsidiary
     Operating Partnerships     1,708,021      1,759,811

Partners' Capital               1,134,343      1,386,197

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                    $28,786,014    $29,432,085

See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended September 30, 2001 and 2000
(Unaudited)

                                07/01/01-      07/01/00-
                                09/30/01       09/30/00

Revenue
     Rent                       $962,011       $938,329
     Other                      39,806         28,198

                                1,001,817      966,527

Rental Expense
     Interest                   163,753        174,926
     Depreciation               229,089        219,434
     Repairs and Maintenance    279,607        245,416
     Utilities                  86,708         89,051
     Real Estate Taxes          44,404         59,791
     Management Fees            117,664        110,504
     Advertising                1,890          1,967
     Other                      95,024         105,679

                                1,018,139      1,006,768

Loss from Rental Activities     (16,322)       (40,241)

Other Income (Expenses)
     Interest Income            93             93
     Management Fees            (21,141)       (21,141)
     Administrative Costs       (5,523)        (5,362)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                  (42,893)       (66,651)

Minority Interests in Losses
  Of Subsidiary Operating
  Partnerships                  165            404
     Net Loss                   ($42,728)      ($66,247)

Net Loss Allocated to the
  General Partners              ($428)         ($662)
Net Loss Allocated to the
  Limited Partners              (42,300)       (65,585)
     Net Loss                   ($42,728)      ($66,247)

Net Loss per Limited
  Partnership Unit              ($4.88)        ($7.56)

Average Number of Limited
  Partnership Units
  Outstanding                   8,673          8,673

See accompanying notes.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Nine Months Ended September 30, 2001 and 2000
(Unaudited)

                                01/01/01-      01/01/00-
                                09/30/01       09/30/00

Revenue
     Rent                       $2,845,398     $2,815,267
     Other                      91,525         82,818

                                2,936,923      2,898,085

Rental Expense
     Interest                   495,875        527,105
     Depreciation               678,231        696,066
     Repairs and Maintenance    767,917        673,722
     Utilities                  266,474        256,491
     Real Estate Taxes          147,907        159,445
     Management Fees            344,250        325,393
     Advertising                4,125          4,022
     Other                      390,859        364,669

                                3,095,638      3,006,913

Loss from Rental Activities     (158,715)      (108,828)

Other Income (Expenses)
     Interest Income            452            329
     Management Fees            (63,422)       (63,422)
     Administrative Costs       (31,772)       (31,042)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                  (253,457)      (202,963)

Minority Interests in Losses
  Of Subsidiary Operating
  Partnerships                  1,603          1,098
     Net Loss                   ($251,854)     ($201,865)

Net Loss Allocated to the
  General Partners              ($2,519)       ($2,019)

Net Loss Allocated to the
  Limited Partners              (249,335)      (199,846)
     Net Loss                   ($251,854)     ($201,865)

Net Loss per Limited
  Partnership Unit              ($28.75)       ($23.04)

Average Number of Limited
  Partnership Units
  Outstanding                   8,673          8,673

See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000
(Unaudited)

                                01/01/01-      01/01/00-
                                09/30/01       09/30/00

Cash Flows from Operating Activities
  Net Loss                      ($251,854)     ($201,865)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation               678,231        696,066
     Minority Interest in
       Losses of Subsidiary
       Operating Partnerships   (1,603)        (1,098)
     Other                      (110,748)      (75,638)

Net Cash Provided by Operating
  Activities                    314,026        417,465

Cash Flows from Investing Activities
     Redemption of Investments  0              6,505
     Purchases of Buildings
       And Equipment            (60,192)       (28,373)

Net Cash Used by Investing
  Activities                    (60,192)       (21,868)

Cash Flows from Financing Activities
     Principal Payments on
       Borrowings               (308,939)      (280,688)
     Return of Equity to
       Minority Investors       (50,187)       (217)

Net Cash Used by Financing
  Activities                    (359,126)      (280,905)

Net Increase (Decrease)
  In Cash                       (105,292)      114,692
     Cash Beginning             360,620        260,154
     Cash Ending                $255,328       $374,846

See accompanying notes.
CASH AVAILABLE FOR DISTRIBUTION AND RESERVES
Quarter Ended September 30, 2001 (Unaudited)

Cash Receipts from Operating Partnerships      $2,580

Cash Receipts (Disbursements) from Operations
     Interest                                  93
     Expenses                                  (12,409)

Reserves Utilized for Operations               ($9,736)





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A - Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, all adjustments that are considered necessary for a fair statement of the results for the interim periods have been made; all such adjustments are of a normal recurring nature.

These financial statements, which do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

The  results  of  operations  for  the  three  months  ended
September 30, 2001 are not necessarily indicative of the results to be achieved for the year.

Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.

Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at September 30, 2001 consist of $24,895,372 of permanent mortgage loans to Subsidiary Operating Partnerships.

Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating Partnership also has one or more other general partners (the "Local General Partners"). Following is a summary of related party transactions for the three months ended September 30, 2001.

                                QHP General    Local General
Items Paid or Payable           Partners       Partners

Management Fees                 $21,000        $105,000

Reimbursable Operating Expenses $5,000         $0

Following is a summary of related party transactions for the nine months ended September 30, 2001.

                                QHP General    Local General
Items Paid or Payable           Partners       Partners

Management Fees                 $63,000        $314,000

Reimbursable Operating Expenses $19,000        $0


MANAGEMENT'S DISCUSSION
Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $16,500 in cash and liquid investments at September 30, 2001. These assets will be held as working capital.

At September 30, 2001, there were 640 holders of limited partnership Units.

Results of Operations

Occupancy  averaged 91%, with 853 out  of  a  total  of  934
apartment   units   owned   by  the   Subsidiary   Operating
Partnerships  occupied as of September 30,  2001.   This  is
down slightly over the same period in 2000.

The Partnership's loss from rental activities, including depreciation, during the third quarter of 2001 is $16,322 as compared with a loss of $40,241 for the same period in 2000. The decrease in net loss for the quarter is primarily the result of rent increases obtained by a majority of the properties in 2001.

The Partnership's loss from rental activities, including depreciation, during the nine months ended September 30 is $158,715 as compared with a loss of $108,828 for the same period in 2000. The increase in net loss year to date is the result of maintenance and security expenditures by Litton Park Apartments, QHP's largest property, in the first quarter of the year. All other variances were a result of normal business fluctuations.

Tax Credits

One of the Partnership's primary investment objectives, the generation of tax credits through Low Income Housing Tax Credits, has been substantially fulfilled. The majority of the apartment units stopped producing tax credits in 1999. The ten-year tax credit period for the final two properties expired in the first quarter of 2000. A small number of apartment units are generating tax credits over a fifteen-year period rather than the ten years. This will produce an insignificant amount of tax credits over the next few years.





                           PART II

                      OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security
Holders

          None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                          4    The Partnership's Amended and
               Restated Agreement of Limited Partnership is an Exhibit to the Partnership's Registration Statement No. 33-19316 and is incorporated herein by reference.
               (b)  Reports

          No reports on Form 8-K were filed for the quarter ending September 30, 2001.