Form 10-K
period 2001-12-31
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2002-04-01
CIK 826817

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For fiscal year ended December 31, 2001

Commission File Number 33-19316


QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in its Charter)


State of Formation:  North Carolina
I.R.S. Employee Identification No.:  56-1589469

Address of Principal Executive Offices
c/o Frederick Investment Corporation
4700 Homewood Court, Suite 220
Raleigh, North Carolina  27609

Registrant's Telephone Number, Including Area Code
(919) 787-4243

Securities registered pursuant to Section 12(b) of the Act:
     Units of Limited Partnership Interests.
Securities registered pursuant to Section 12(g) of the Act:
     None.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period the registrant has been required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X               No ___

As of December 31, 2001, there were 8,673 units of limited partnership interests in registrant outstanding, $1,000 per unit, and the aggregate value of such units was $8,673,000. Of such units, 8,673 having an aggregate value of $8,673,000, were held by limited partners deemed by the registrant to be non-affiliates.




PART I

Item 1.  Business

The Partnership

The Partnership is a North Carolina limited partnership formed in December, 1987, and will end on December 31, 2038, unless terminated sooner under the provisions of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). A copy of the Partnership Agreement is Exhibit A to the Prospectus that is part of the Registration Statement on Form S-11, Number 33-19316 and effective May 20, 1988, the final form of which was filed on May 20, 1988 pursuant to Rule 424(b). The Partnership was formed to invest in multi-family rental housing properties (the "Properties") qualifying for Low Income Housing Tax Credits and, in certain circumstances, the Rehabilitation Tax Credit, which may be applied against the federal income tax liabilities of the Partnership's limited partners (the "Limited Partners"). Each of the Properties is owned and operated by a limited partnership (an "Operating Partnership") of which the Partnership is a limited partner. The Partnership currently has no employees.

General Partners and Affiliates

The General Partners of the Partnership are Frederick Investment Corporation, a North Carolina corporation (the "Managing General Partner"), and George F. Marshall (the "Class A General Partner"). The business address of the General Partners is the same as that of the Partnership.

Management of the Partnership

The Managing General Partner has authority for the overall management and control of the Partnership and has responsibility for supervising the Partnership's selection of, and investment in, Operating Partnerships. Generally, subject to applicable governmental approvals, the Managing General Partner is a general partner of each Operating Partnership, but management of the Operating Partnerships is vested in the other general partners of the Operating Partnerships (the "Local General Partners"). The Partnership has limited voting rights with respect to each Operating Partnership and the Managing General Partner may take management control of an Operating Partnership under certain circumstances.

Partnership Objectives

In making investments, the Partnerships' primary objectives are to (i) preserve and protect the Limited Partners' capital; (ii) generate tax benefits primarily consisting of Tax Credits that the Limited Partners may use to offset tax liabilities on income from other sources, and (iii) recognize appreciation in the value of the Partnership's investments through cash distributions resulting from sales or refinancings of the Partnership's properties.

An objective of the Partnership is to invest in Operating Partnerships with a view to generating Tax Credits and Cash Available for Distribution annually averaging 14% to 16% of each Limited Partner's investment over ten of the first twelve years of the Partnership, assuming, among other things, (a) the applicability of current tax laws and regulations and the continuation of current interpretations of such laws and regulations by the courts, (b) the Properties of such Operating Partnerships are occupied at least 80% by qualifying tenants beginning in the period from 1988 through 1989 and throughout the succeeding 15 years, (c) the inclusion of all construction and development related costs (excluding land acquisition costs) and of certain fees and expenses in each Operating Partnership's tax basis in its Property for purposes of calculating Tax Credits, and (d) interests in Operating Partnerships can be acquired for amounts varying between 17% and 23% of the permanent mortgage financing anticipated to be incurred by such Operating Partnerships. Low Income Housing Tax Credits are not available for a Property until the Property has been placed in service and its apartment units are occupied by tenants qualifying under applicable tax regulations (the "Qualifying Tenants").

The Offering

The Partnership's public offering of up to 25,000 units of limited partnership interests (the "Units") at $1,000 per Unit (the "Offering") commenced May 20, 1988 and terminated on August 25, 1989. The Partnership sold 3,123 and 5,550 units during 1989 and 1988, respectively. Net of offering costs aggregating $879,000, capital of $7,794,000 was generated from the public offering of limited partnership Units.

Partnership Business

The Partnership invested the net proceeds of the Offering after payment of offering costs and certain fees and expenses in Operating Partnerships owning existing Properties, or Properties being constructed or rehabilitated, that are eligible for Tax Credits. Each of these Properties receives direct government assistance (such as rental assistance and mortgage subsidies under various federal, state or local programs). The Operating Partnerships are responsible for construction, rehabilitation, and management of the Properties. The Properties are located primarily in the Mid-Atlantic and Southeastern regions of the United States.

By investing its funds in Operating Partnerships owning Properties, the Partnership is providing its Limited Partners with Tax Credits that, subject to certain limitations, may be used to reduce federal income tax liability over a ten year period. Additional investment return, if any, will consist of small cash distributions on an annual basis and proceeds realized on disposition of one or more of the Properties or one or more of the Partnership's interests in Operating Partnerships. Furthermore, Limited Partners with sufficient passive income may utilize passive losses that may be generated by the Partnership's investments to reduce such passive income.

As of December 31, 2001, the Partnership had invested in twenty-seven Operating Partnerships. The Partnership does not intend to invest in any more Operating Partnerships.



Item 2.  Properties

As of December 31, 2001, Qualified Housing Partners Limited Partnership had invested in twenty-seven Operating Partnerships owning Properties that qualify for the Low Income Housing Tax Credit.

A summary of those investments is as follows:

Cape Fear Apartments
Lillington, NC
24 units
Placed in service in January, 1988
Acquired by QHP in November, 1988
QHP contributed $164,350
Total Acquisition Cost of $1,016,932

Myrtle Grove
Myrtle, MS
24 unitsPlaced in service in November, 1988
Acquired by QHP in November, 1988
QHP contributed $204,500
Total Acquisition Cost of $971,648

Holly Estates
Holly Springs, MS
24 units
Placed in service in November, 1988
Acquired by QHP in November, 1988
QHP contributed $190,140
Total Acquisition Cost of $954,947

Parkland Apartments
Eden, NC
40 units
Placed in service in June, 1988
Acquired by QHP in November, 1988
QHP contributed $335,504
Total Acquisition Cost of $1,731,922

Southgate Apartments
Reidsville, NC
32 units
Placed in service in June, 1987
Acquired by QHP in November, 1988
QHP contributed $188,828
Total Acquisition Cost of $1,368,146

Glen Cove Apartments
Dumas, AR
20 units
Placed in service in March, 1988
Acquired by QHP in November, 1988
QHP contributed $110,687
Total Acquisition Cost of $739,967

Tuscarora Acres
Port Royal, PA
17 units
Placed in service in July, 1988
Acquired by QHP in November, 1988
QHP contributed $132,639
Total Acquisition Cost of $840,226

Forest Oaks Apartments
Albemarle, NC
32 units
Placed in service in April, 1989
Acquired by QHP in November, 1988
QHP contributed $295,465
Total Acquisition Cost of $1,511,920

Fayette Acres
McAlisterville, PA
10 units
Placed in service in November, 1988
Acquired by QHP in December, 1988
QHP contributed $84,456
Total Acquisition Cost of $497,130

Silverleaf Apartments
Haskell, OK
24 units
Placed in service in November, 1988
Acquired by QHP in January, 1989
QHP contributed $128,515
Total Acquisition Cost of $756,331

Carthage Heights II
Carthage, TX
40 units
Placed in service in September, 1988
Acquired by QHP in January, 1989
QHP contributed $184,400
Total Acquisition Cost of $1,131,195

North Street Manor
Mifflintown, PA
30 units
Placed in service in June, 1989
Acquired by QHP in December, 1988
QHP contributed $272,059
Total Acquisition Cost of $1,510,791



Baldwyn Estates
Baldwyn, MS
24 units
Placed in service in April, 1988
Acquired by QHP in January, 1989
QHP contributed $154,605
Total Acquisition Cost of $877,380

Gainesville Gardens
Gainesville, TX
40 units
Placed in service in February, 1989
Acquired by QHP in February, 1989
QHP contributed $176,200
Total Acquisition Cost of $1,104,265

Rayne Villas
Rayne, LA
32 units
Placed in service in February, 1989
Acquired by QHP in February, 1989
QHP contributed $218,079
Total Acquisition Cost of $1,327,135

Mountain View Villas
Mountain View, AR
27 units
Placed in service in December, 1988
Acquired by QHP in February, 1989
QHP contributed $188,761
Total Acquisition Cost of $1,098,968

Royal Hills, Phase II
Front Royal, VA
42 units
Placed in service in April, 1989
Acquired by QHP in March, 1989
QHP contributed $283,147
Total Acquisition Cost of $1,792,813

Dimmitt Senior Citizens Housing
Dimmitt, TX
24 units
Placed in service in May, 1989
Acquired by QHP in March, 1989
QHP contributed $131,229
Total Acquisition Cost of $748,689



Timber Ridge Apartments
Rockingham, NC
32 units
Placed in service in November, 1989
Acquired by QHP in April, 1989
QHP contributed $275,750
Total Acquisition Cost of $1,496,399

Village Green Apartments
Decatur, IN
30 units
Placed in service in November, 1989
Acquired by QHP in November, 1989
QHP contributed $169,600
Total Acquisition Cost of $1,108,658

Cedar Creek Apartments, Phase II
Middletown, VA
42 units
Placed in service in February, 1989
Acquired by QHP in February, 1989
QHP contributed $318,146
Total Acquisition Cost of $1,804,154

Booneville Manor
Booneville, MS
24 units
Placed in service in June, 1989
Acquired by QHP in March, 1989
QHP contributed $152,375
Total Acquisition Cost of $861,843

Northwood Apartments
Irvine, KY
24 units
Placed in service in May, 1989
Acquired by QHP in April, 1989
QHP contributed $161,070
Total Acquisition Cost of $972,314

Bloomfield Senior Apartments
Bloomfield, IN
24 units
Placed in service in May, 1989
Acquired by QHP in September, 1989
QHP contributed $141,300
Total Acquisition Cost of $857,287



Tschudi Court
Amory, MS
48 units
Placed in service in December, 1989
Acquired by QHP in December, 1989
QHP contributed $296,063
Total Acquisition Cost of $1,757,150

Woodstock Village, Phase II
Woodstock, VA
42 units
Placed in service in April, 1989
Acquired by QHP in March, 1989
QHP contributed $319,254
Total Acquisition Cost of $1,829,220

Litton Apartments
Nashville, TN
162 units
Placed in service in May, 1989
Acquired by QHP in August, 1989
QHP contributed $1,642,846
Total Acquisition Cost of $6,177,010


Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders'
Matters

a.  Market Information

The Partnership Agreement provides that no Unit may be sold or otherwise transferred on or through an established securities market, secondary market, or the substantial equivalent of a secondary market, within the meaning of
Section 7704 of the Internal Revenue Code, and otherwise provides substantial restrictions upon transferability of a Unit. Thus, there is no market for the Units.

b.  Holders

As of December 31, 2001, the Partnership had 642 Limited Partners and two General Partners.



c.  Dividends

The Partnership does not pay dividends. Generally, Profits, Losses and Tax Credits of the Partnership (as defined in the Partnership Agreement) are allocated 99% to the Limited Partners and 1% to the General Partners. Cash Available for Distribution (as defined in the Partnership Agreement) is generally distributed according to the same percentages.


Item 6.  Selected Financial Data

At December 31, 2001, 2000, 1999, 1998 and 1997 and for the years then ended:

CONSOLIDATED FINANCIAL CONDITION

                      2001        2000        1999        1998        1997

Total Assets     $28,855,351 $29,432,085 $30,069,507 $30,941,141 $31,856,502

Total
Liabilities      $26,249,559 $26,286,077 $26,604,161 $26,902,378 $27,233,947

Partners' Capital
General Partners     (66,634)    (61,774)     (58,622)   (52,938)    (46,988)
Limited Partners    $966,811  $1,447,971  $1,760,066  $2,322,799  $2,911,868

CONSOLIDATED RESULTS OF OPERATIONS

Rental Income     $3,899,681  $3,849,364  $3,728,140  $3,665,154  $3,693,001

Rental Expenses    4,271,165   4,044,435   4,179,773   4,135,607   4,189,539

Loss from Rental
   Activities       (371,484)   (195,071)   (451,633)   (470,453)   (496,538)

Interest Income          493         374         414         599         242

Other Expenses      (118,781)   (122,520)   (121,758)   (129,917)   (123,171)

Minority Interests
   In Losses of
   Subsidary Operating
   Partnerships        3,752       1,970       4,560       4,752       5,019

Net Loss           ($486,020)  ($315,247)  ($568,417)  ($595,019)  ($614,448)

NET LOSS PER LIMITED
   PARTNERSHIP UNIT  ($55.48)    ($35.98)    ($64.88)    ($67.92)    ($70.14)





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Net of the Subsidiary Operating Partnerships, QHP held approximately $5,500 in cash and liquid investments at December 31, 2001. These assets will be held as working capital. The only source of cash for QHP is annual cash distributions from the Subsidiary Operating Partnerships. Anticipated receipts for 2002 total approximately $65,000. Administrative expenses of QHP other than the Partnership Management Fee are expected to total $35,000 in
2002. The annual Partnership Management Fee equals $84,562.   The General
Partners, or one of their affiliates, will either defer a portion of their Partnership Management Fee or advance the Partnership sufficient funds to cover the shortfall in 2002. If advanced, interest will accrue at the prime rate charged from time to time at First Union National Bank of North Carolina. The loan plus interest will be repayable within one year of the advance. In previous years, the General Partners have deferred a portion of their fees. The balance owed as of December 31, 2001 is $283,926.

Of the 27 Operating Partnerships, 14 distributed cash to QHP during 2001 totaling $66,000. QHP utilized its working capital to pay $32,000 of the Partnership Management Fee and to pay all other expenses of the Partnership.

RESULTS OF OPERATIONS

Income for 2001 increased slightly as a result of rent increases received by several of the properties. Maintenance expenses continue to increase as the properties age. Large maintenance items include painting, re-carpeting, heating and air conditioning repairs, new cabinetry, and security. Real estate tax expense for 2001 was significantly higher than last year because of
a large write-off in 2000.   The write-off resulted from taxes that were never
billed because of a jurisdictional dispute between municipalities. All other variances were a result of normal business fluctuations. Occupancy of the 934 apartment units at December 31, 2001, decreased by 2% from a total of 856 units on December 31, 2000 to 848 units one year later. Consistent with 2000, the weighted average occupancy rate for 2001 was approximately 92%. At December 31, 2001, seven (7) properties had average occupancies of less than 90%, compared to ten (10) in 2000. One property, Southgate Apartments, with a history of vacancy problems and no governmental subsidy was able to obtain rental assistance for 30 of its 32 units. In addition, it is also undergoing a rehab funded by a combination of general partner contributions and a subsequent loan from Rural Development. The improvements to the property should be completed in the first part of 2002. A 24-unit property, located in Dimmit, Texas representing approximately 2.5% of QHP's assets, continues to suffer from increasingly lower occupancy. As the supply of subsidized housing in the area continues to exceed demand, average occupancy has dropped annually from a high of 87.5% in 1997 to an all-time low of 63% in 2001. Management requested a large rent increase to help offset the vacancy loss. Rural Development granted an increase, but in a lesser amount. As a result, management did not have sufficient funds to cover the property taxes, therefore utilized a portion of the property's replacement reserve. Because the property paid its taxes in this manner for the past three years, the replacement reserve will be fully depleted after the current tax payment. Management continues to discuss this property's difficulties with Rural Development in an effort to find a solution.

TAX CREDIT

One of the Partnership's primary investment objectives has been to generate tax benefits through Low Income Housing Tax Credits. The Tax Credits were available over a ten-year period beginning in the year the properties were placed in service, or at the option of QHP, one year later. The ten-year credit period for all 27 properties expired by early 2000. However, pursuant to IRS Code Section 42, a small number of apartment units are generating tax credits over a fifteen-year period rather than ten years. This will produce an insignificant amount of tax credits through 2003.

FUTURE OUTLOOK

It is unlikely that the properties owned by the Subsidiary Operating Partnerships will be sold in the foreseeable future. Although the ten-year tax credit period has expired, the Subsidiary Operating Partnerships are required to maintain the properties as tax credit qualified rentals for 15 years
(the "Compliance Period"). If the properties are sold during the Compliance Period, the partners in QHP may be subject to recapture. Future sale of one or all of the 27 properties relies on factors such as the economy, local real estate market conditions and tax laws at the time. Because most of the properties are located in small, rural communities, the most likely exit strategy would involve a sale to a tax-motivated buyer. Whether a tax program will exist after the Compliance Period that will allow a buyer and seller to benefit is uncertain.

IMPACT OF INFLATION

The effects of inflation and changes in prices on the Partnership's operating results have not been significant. Future inflation will likely cause operating expenses of the Subsidiary Operating Partnerships to increase, but Management believes that any such increases will be offset by increases in rental revenues. Continued inflation may also cause appreciation in the value of the Subsidiary Operating Partnerships' rental properties over time as rental rates and replacement costs increase.

FORWARD-LOOKING INFORMATION

This Annual Report to partners contains certain forward-looking statements consisting of estimates and assumptions with respect to cash distributions from the Subsidiary Operating Partnerships, administrative and other expenses and other business of QHP that are subject to various factors which could cause actual results to differ materially from these estimates and
assumptions.   Factors that could influence these estimates and assumptions primarily include changes in the multi-family rental housing market in the local markets in which the Subsidiary Operating Partnerships operate.



Item 8.	Financial Statements and Supplementary Information

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS                                                2001        2000

RENTAL PROPERTIES
Land                                            $ 1,326,402  $ 1,326,402
Buildings                                        34,375,952   34,374,557
Furniture and Fixtures                            2,054,878    2,074,335
Construction in Progress                            209,471          --
                                                 37,966,703   37,775,294
Accumulated depreciation                        (11,740,067) (10,931,621)

                                                  26,226,636    26,843,673

CASH                                                 327,416       360,620

OTHER ASSETS                                       2,301,299     2,227,792

                                                 $28,855,351   $29,432,085

LIABILITIES AND PARTNER'S CAPITAL

LIABILITIES APPLICABLE TO RENTAL PROPERTIES      $25,038,280   $25,204,311

OTHER LIABILITIES                                  1,211,279     1,081,766

   TOTAL LIABILITIES                              26,249,559    26,286,077

MINORITY INTEREST IN SUBSIDIARY
OPERATING PARTNERSHIPS                            1,705,615     1,759,811

PARTNERS' CAPITAL                                    900,177     1,386,197

                                                 $28,855,351   $29,432,085

*See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Years Ended December 31, 2001, 2000 and 1999

                                             2001        2000        1999

RENTAL INCOME                            $3,899,681  $3,849,364  $3,728,140

RENTAL EXPENSES
Interest                                    656,164     701,982     729,345
Depreciation                                891,714     955,896     955,446
Repairs and Maintenance                   1,009,162     850,265     942,704
Utilities                                   371,246     368,870     358,789
Real Estate Taxes                           360,856     243,502     312,435
Management Fees                             445,422     429,020     424,313
Other                                       536,601     494,900     456,741

                                          4,271,165   4,044,435   4,179,773

   LOSS FROM RENTAL ACTIVITIES             (371,484)   (195,071)   (451,633)

OTHER INCOME (EXPENSE)
Interest Income                                 493         374         414
Management Fees                             (84,562)    (84,562)    (84,562)
Administrative Costs                        (34,219)    (37,958)    (37,196)

LOSS BEFORE DEDUCTING MINORITY
INTERESTS IN LOSSES OF
SUBSIDIARY OPERATING PARTNERSHIPS          (489,772)   (317,217)   (572,977)

MINORITY INTERESTS IN LOSSES OF
   SUBSIDIARY OPERATING PARTNERSHIPS          3,752       1,970       4,560

   NET LOSS                               $(486,020)  $(315,247)  $(568,417)

NET LOSS ALLOCATED TO GENERAL PARTNERS    $  (4,860)  $  (3,152)  $  (5,684)
NET LOSS ALLOCATED TO LIMITED PARTNERS     (481,160)   (312,095)   (562,733)

   NET LOSS                               $(486,020)  $(315,247)  $ 568,417)

NET LOSS PER LIMITED PARTNERSHIP UNIT     $  (55.48)  $  (35.98)  $  (64.88)

AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS OUTSTANDING      8,673       8,673       8,673

*See accompanying notes.





CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Years Ended December 31, 2001, 2002, and 1999

                                          General     Limited
                                          Partners    Partners       Total

PARTNERS' CAPITAL, January 1, 1999       $(52,938)  $ 2,322,799   $2,269,861

   Net Loss                                (5,684)     (562,733)    (568,417)

PARTNERS' CAPITAL, December 31, 1999      (58,622)    1,760,066    1,701,444

   Net Loss                                (3,152)     (312,095)    (315,247)

PARTNERS' CAPITAL, December 31, 2000      (61,774)    1,447,971    1,386,197

   Net Loss                                (4,860)     (481,160)    (486,020)

PARTNERS' CAPTIAL, December 31, 2001     $(66,634)  $   966,811   $  900,177

*See accompanying notes.





CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999

                                                2001       2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(486,020) $(315,247) $(568,417)

Adjustments to Reconcile Net Loss to Net
   Cash Provided By Operating Activities

      Depreciation                             891,714    955,896    955,446

      Minority Interests in Losses of
        Subsidiary Operating Partnership        (3,752)    (1,970)    (4,560)

      Change in Assets and Liabilities
        Increase in Other Assets               (73,507)  (104,603)       (99)
        Increase in Other Liabilities          105,634     56,941     46,344

        NET CASH PROVIDED BY OPERATING
           ACITIVITES                          434,069    591,017    428,714

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Investments                            --         --     (72,601)
Redemption of Investments                          --       6,505     70,602
Purchases of Rental Properties                (274,677)  (119,910)   (58,397)

   NET CASH USED BY INVESTING ACTIVITIES      (274,677)  (113,405)   (60,396)

CASH FLOWS FROM FINANCING ACTIVITES

Net Cash Contribution from Minority
   Investors                                    23,879        --         --
Net Cash Distribution from Minority
   Investors                                   (50,444)    (2,121)      (440)
Proceeds From Long-Term Borrowing              246,186        --         --
Principal Payments to Long-Term
   Borrowings                                 (412,217)  (375,025)  (344,561)

NET CASH USED BY FINANCING ACTIVITIES         (192,596)  (377,146)  (345,001)

NET INCREASE (DECREASE) IN CASH                (33,204)   100,466     23,317

     CASH, BEGINNING                           360,620    260,154    236,837
     CASH, ENDING                            $ 327,416  $ 360,620  $ 260,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for Interest       $ 660,749  $ 699,667  $ 731,438

*See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999

Note A   Organization

Qualified Housing Partners Limited Partnership ("QHP" or the "Partnership") was formed under the laws of the State of North Carolina on December 22, 1987. One unit of limited partnership interest (a "Unit") was issued for $1,000 to the original Limited Partner and $1,000 was contributed for the General Partners' continuing interest. The Partnership commenced operations in 1988.

The Partnership was formed for the purpose of investing in multi-family rental housing properties qualifying for the Low Income Housing Tax Credit and, in certain circumstances, the Rehabilitation Tax Credit, which tax credits may be applied against the federal income tax liabilities of the Partnership's partners. The Partnership's investment is in the form of limited partnership interests in limited partnerships (the "Subsidiary Operating Partnerships") that own the rental properties. Frederick Investment Corporation, a North Carolina corporation (the "Managing General Partner"), and George F. Marshall are the general partners (the "General Partners") of the Partnership.

Subsidiary Operating Partnerships that receive either rental assistance or mortgage subsidies from governmental agencies, are subject to regulations restricting their ability to distribute significant cash flow to the Partnership. Therefore, it is not anticipated that the Operating Partnerships will distribute significant amounts of cash to the Partnership. The Partnership is generally entitled to between 75% and 98.99% of the distributable cash flow of the Operating Partnerships in which it invests.

The Partnership Agreement provides that profits, losses and tax credits of the Partnership generally will be allocated 99% to the Limited Partners and 1% to the General Partners. A complete description of the provisions of the Partnership Agreement governing allocations of profits, losses, tax credits, cash flows and other items to the partners is included in the public offering prospectus dated May 20, 1988, the supplements thereto dated October 18, 1988 and December 23, 1988, and the amendment thereto dated August 25, 1989.

As more fully discussed in Note C, the Partnership acquired interests in twenty-seven Operating Partnerships during 1988 and 1989. No additional Operating Partnership interests were acquired subsequent to 1989.


Note B   Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The Partnership owns 98.99% limited partnership interests in twenty-six Subsidiary Operating Partnerships and a 94.99% limited partnership interest in one Subsidiary Operating Partnership. The consolidated financial statements include the accounts of Qualified Housing Partners Limited Partnership and those twenty-seven majority-owned Subsidiary Partnerships. All significant inter-company transactions and balances have been eliminated in consolidation.

RENTAL PROPERTIES

Rental properties are recorded at their respective costs to the Partnership, which costs include certain fees paid to an outside party for consulting with the Managing General Partner in its selection of the Partnership's investments in Subsidiary Operating Partnerships. Depreciation is determined by the straight-line method over the estimated useful lives of the rental properties. Estimated useful lives are 25 to 50 years for buildings and 10 to 12 years for furniture and fixtures. The costs of major improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred. When properties are sold or retired, their costs and the related accumulated depreciation will be removed from the accounts and the gain or
loss reflected in income.  The     Partnership periodically reviews long-lived
assets, when indicators of impairment exist, and an impairment loss will be recognized if the value of assets is impaired.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Partnership has no derivative financial instruments and does not engage in any hedging activities; accordingly, the adoption of the statement did not affect the Partnership's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Since the Partnership does not have goodwill or other intangible assets, the adoption of SFAS Nos. 141 and 142 on January 1, 2002 is not expected to significantly affect the Partnership's financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Partnership's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance for differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to Be Disposed Of. SFAS No. 144 also amends APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 on January 1, 2002 will not have a significant effect on the Partnership's financial statements.



OTHER ASSETS
Other Assets at December 31, 2001 and 2000 consist of the following:

                                                     2001           2000

   Accounts Receivable                           $  117,529     $  108,693

   Prepayments and Deferred Charges                  87,391         84,494

   Restricted Cash Consisting Principally of
      Reserves, Tenant Deposits and Certain
      Escrow Balances of Operating Partnerships   2,096,379      2,034,605

                                                 $2,301,299     $2,227,792


NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per Limited Partnership Unit is based upon the net loss allocated to the limited partners and is computed using the weighted average number of Units outstanding of 8,673 Units.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


Note C   Operating Partnerships

Commencing on the date of the initial closing of the public offering, the Partnership began acquiring majority ownership interests in Subsidiary Operating Partnerships in transactions accounted for as purchases. The Partnership completed the acquisition of the 27 Subsidiary Operating Partnerships in August 1989. Since the acquisitions occurred either during or within a short period after the completion of the development or rehabilitation phase of each Subsidiary Operating Partnership, the fair values of net assets of the Subsidiary Operating Partnerships approximated historical costs. The Subsidiary Operating Partnerships generally allocate 98.99% of income or loss and tax credits, and from 75% to 98.99% of distributable cash to the Partnership.




Note D   Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties consist of
   the following at December 31, 2001 and 2000:
   2001          2000
Rural Development financed mortgage loans to
   Subsidiary Operating Partnerships
   collateralized by deeds of trust on the rental
   properties and assignments of all rents, profits
   and income of the respective Subsidiary Operating
   Partnerships.  Loans are payable in various
   monthly amounts which include interest at stated
   rates of 8.5% and 9.5%.  The effective rate of
   interest on each mortgage loan is reduced by
   interest subsidies to 1% as long as the
   respective Subsidiary Operating Partnership
   remains in compliance with the provisions of
   the mortgage loan agreement....................$24,249,349    $24,076,071

Conventional mortgage loan with an interest
   rate of 10% amortized over 149 months..........    788,931      1,128,240

                                                  $25,038,280    $25,204,311


The estimated future maturities of mortgage loan obligations as of December 31, 2001 are as follows:

          2002      $   460,176
          2003          507,456
          2004          102,234
          2005          111,961
          2006          121,642
     Thereafter      23,734,811

                    $25,038,280


Note E   Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash, including restricted cash, and cash equivalents approximate their respective fair values because of the short maturities of these instruments. Management believes it is not praticable to estimate the fair value of liabilities applicable to rental properties, which consist primarily of Rural Development financed mortgage loans, because programs with similar characteristics are not currently available.




Note F   Related Party Transactions

The accompanying consolidated financial statements reflect transactions between the Partnership and its General Partners or their affiliates and between the various Subsidiary Operating Partnerships and their general partners. Frederick Investment Corporation, the Managing General Partner of QHP, is a general or special limited partner in each of the Subsidiary Operating Partnerships. Each Subsidiary Operating Partnership also has one or more other general partners (the "Local General Partners"). Following is a summary of related party transactions for 2001, 2000 and 1999:

                                     QHP                General Partners of
                                     General Partner    Operating Partnerships
2001                                 or Affiliates      or Affiliates
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        21,449                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 405,813

                                       $ 106,011             $ 405,813
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 283,926                   --
   By Subsidiary Partnerships                --              $ 318,467

 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
2000
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        26,284                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 380,918

                                       $ 110,846             $ 380,918
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 232,748                   --
   By Subsidiary Partnerships                --              $ 295,159

 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
1999
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        25,789                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 372,679

                                       $ 110,351             $ 372,679
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 170,735                   --
   By Subsidiary Partnerships                --              $ 257,483



Most of the rental properties were constructed or rehabilitated by the respective Local General Partner(s) or affiliated entities. Pursuant to the operating partnership agreements, the Local General Partner must lend the Subsidiary Operating Partnership funds sufficient to establish a working capital reserve equal to 2% of the project's development costs and such additional operating loans as needed. At December 31, 2001, 2000, and 1999 such loans in the amount of $296,433, $271,354, and $246,639 respectively, were included in Other Liabilities.

Note G   Income Taxes

The Managing General Partner believes the Partnership is a partnership for federal income tax purposes. Accordingly, no provision has been made for federal or state income taxes because income, gains, deductions, losses and credits of the Partnership were not reportable by the partners under the partnership form of organization. The following is a reconciliation of loss before deducting minority interest in Subsidiary Operating Partnerships for financial reporting purposes to loss allocated to QHP's limited partners for federal income tax purposes:

                                                2001       2000        1999

Loss Before Deducting Minority Interest
   In Subsidiary Partnerships                $ 489,772  $ 317,217  $ 572,977

Excess of Depreciation for Federal Income
   Tax Purposes over Depreciation for
   Financial Reporting Purposes                431,101    360,076    348,859

Other Differences                               (8,676)   (22,897)      (818)

Combined Losses for Federal Income Tax
   Purposes of QHP and its Subsidiary
   Partnership                                 912,197    654,396    921,018

Loss Allocated to the General Partners of
   QHP and its Subsidiary Partnerships, Net    (17,060)   (11,866)   (17,206)

Loss Allocated to QHP's Limited Partners for
   Federal Income Tax Purposes               $ 895,137  $ 642,530  $ 903,812

At December 31, 2001 and 2000, the Partnership's reported net assets exceeded their tax bases by approximately $5,800,000 and $5,370,000, respectively.




Note H   Selected Quarterly Financial Data (unaudited)

                      1st Qtr 2001  2nd Qtr 2001   3rd Qtr 2001   4th Qtr 2001

Rental Income            $964,789      $970,317     $1,001,817      $962,758

Loss From Rental
   Activities             (87,039)      (55,354)       (16,322)     (212,769)
Net Loss                 (127,420)      (81,706)       (42,728)     (234,166)
Net Loss per Limited
   Partnership Unit       ($14.54)       ($9.33)        ($4.88)      ($26.73)

                      1st Qtr 2000  2nd Qtr 2000   3rd Qtr 2000   4th Qtr 2000

Rental Income            $966,154      $965,404       $966,527    $1,029,887

Loss From Rental
   Activities             (25,757)      (42,830)       (40,241)      (86,243)
Net Loss                  (66,583)      (69,296)       (66,247)     (113,382)
Net Loss per Limited
   Partnership Unit        ($7.57)       ($7.91)        ($7.56)      ($12.94)

The fourth quarter of 2001 includes a year-end adjustment increasing real estate taxes expense by approximately $125,000




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.




PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner, Frederick Investment Corporation ("FIC"), is responsible for managing the Partnership and its operations. It was incorporated in North Carolina in 1976 and its executive officers are George
F. Marshall (who is also the Class A General Partner) and Jenny C. Petri. Mr. Marshall, age 62, is the President and Director of FIC. He graduated from Washington and Lee University, and received an M.B.A. from the University of North Carolina at Chapel Hill.

Ms. Petri, age 43, has been an employee of FIC since 1981 and since 1984 has served as its Vice President/General Manager. She is also the Executive Vice President of One Management, Inc. Ms. Petri is a 1981 graduate of the University of North Carolina at Chapel Hill, with a B.S. degree in Business Administration.

One Management, Inc. was incorporated in 1991 and is involved primarily in rendering services in connection with real estate development and management. Beginning in 1993, it provided the administrative support needed by FIC in the performance of its duties as Managing General Partner.


Item 11.  Executive Compensation

The General Partners are entitled to receive reimbursement of Organization and Offering Expenses, Acquisition Expenses, Development Expenses and expenses and costs advanced by them, or either of them, and payment of Development Fees and a Partnership Management Fee, all as provided for and defined in the Partnership Agreement. A copy of the Partnership Agreement is Exhibit A to the Prospectus which is part of the Registration Statement on Form S-11, Number 33-19316 and effective May 20, 1988, the final form of which was filed on May 20, 1988 pursuant to Rule 424(b).

ITEMS PAID OR PAYABLE BY THE PARTNERSHIP IN 2001
Management fees..........$84,562

During 2001, the Partnership's Managing General Partner incurred various reimbursable operating expenses aggregating approximately $26,000 on behalf of the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known to the registrant to beneficially own more than five percent (5%) of the Units.

The Class A General Partner, who is also President and a Director of the Managing General Partner, owns 20 units (0.2% of units outstanding) at December 31, 2001. No other executive officer or director of the Managing General Partner owns any Units.


Item 13.  Certain Relationships and Related Transactions

See Items 1 and 11 above which are incorporated herein by reference.


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.  Consolidated Financial Statements

See Item 8 above which is incorporated herein by reference.

b.  Independent Auditors' Report


To the Partners
Qualified Housing Partners Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Qualified Housing Partners Limited Partnership and subsidiary operating partnerships as of December 31, 2001 and 2000 and the related consolidated statements of income and expenses, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualified Housing Partners Limited Partnership and subsidiary operating partnerships as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.


DIXON ODOM PLLC

High Point, North Carolina
March 11, 2002




c.  Financial Statement Schedules

All financial statement schedules are omitted because the required information is either not applicable, is immaterial, or is included in the consolidated financial statements of the Partnership and the notes thereto.

d.  Exhibits

None.

e.  Reports on Form 8-K

The Partnership filed no report Form 8-K in 2001.