Form 10-Q
period 2002-03-31
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2002-05-15
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                          FORM 10-Q



         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended March 31, 2002
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


  Registrant's telephone number, including area code:
                        (919)787-4243




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

     - Unaudited Consolidated Statements of Cash Flows

     - Unaudited Cash Available for Distribution and
       Reserves

     - Unaudited Notes to Financial Statements




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Tax Credits






















QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001

                                             03/31/02
                                            (Unaudited)    12/31/01
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,375,951     34,375,952
  Furniture & Fixtures                        2,055,957      2,054,878
  Construction in Progress                      209,471        209,471

                                             37,967,781     37,966,703

Accumulated Depreciation                    (11,961,640)   (11,740,067)

                                             26,006,141     26,226,636

Cash                                            311,679        327,416
Other Assets                                  2,255,357      2,301,299

TOTAL ASSETS                                $28,573,177    $28,855,351



LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $24,927,063    $25,038,280
Other Liabilities                             1,167,323      1,211,279

Total Liabilities                            26,094,386     26,249,559

Minority Interests in Subsidiary
     Operating Partnerships                   1,704,679      1,705,615

Partners' Capital                               774,112        900,177

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $28,573,177    $28,855,351



See accompanying notes.













CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended March 31, 2002 and 2001
(Unaudited)

                                            01/01/02-     01/01/01-
                                            03/31/02      03/31/01

Revenue
     Rent                                  $959,680       $935,889
     Other                                   30,650         28,900

                                            990,330        964,789

Rental Expense
     Interest                               158,615        169,027
     Depreciation                           221,572        226,945
     Repairs and Maintenance                247,203        219,544
     Utilities                               91,889         97,504
     Real Estate Taxes                       94,262         36,582
     Management Fees                        116,604        116,060
     Advertising                              2,661          1,014
     Other                                  144,255        185,152

                                          1,077,061      1,051,828

Loss from Rental Activities                 (86,731)       (87,039)

Other Income (Expenses)
     Interest Income                             91            239
     Management Fees                        (21,141)       (21,141)
     Administrative Costs                   (19,160)       (20,357)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (126,941)      (128,298)

Minority Interests in Losses of
  Subsidiary Operating Partnerships             876            878

     Net Loss                             ($126,065)     ($127,420)

Net Loss Allocated to General Partners      ($1,261)       ($1,274)

Net Loss Allocated to Limited Partners     (124,804)      (126,146)

     Net Loss                             ($126,065)     ($127,420)


Net Loss per Limited Partnership Unit       ($14.39)       ($14.54)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2001
(Unaudited)

                                              01/01/02-      01/01/01-
                                              03/31/02       03/31/01

Cash Flows from Operating Activities
  Net Loss                                   ($126,065)     ($127,420)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              221,572        226,945
     Minority Interest in Losses of
       Subsidiary Operating Partnerships          (876)          (878)
     Other                                       1,986        (26,941)

Net Cash Provided by Operating Activities       96,617         71,706

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment       (1,077)        (5,704)

Net Cash Used by Investing Activities           (1,077)        (5,704)

Cash Flows from Financing Activities
     Principal Payments on Borrowings         (111,217)       (99,771)
     Return of Equity to Minority Investors        (60)       (50,030)

Net Cash Used by Financing Activities         (111,277)      (149,801)

Net Decrease in Cash                           (15,737)       (83,799)
     Cash Beginning                            327,416        360,620
     Cash Ending                              $311,679       $276,821



See accompanying notes.



















CASH AVAILABLE FOR DISTRIBUTION AND RESERVES
Quarter Ended March 31, 2002 (Unaudited)



Cash Receipts from Operating Partnerships                  $31,191

Cash Receipts (Disbursements) from Operations
     Interest                                                   86
     Expenses                                               (4,359)

Additions to Reserves                                      $26,918






NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note A - Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, all adjustments which are considered necessary for a fair statement of the results for the interim periods have been made; all such adjustments are of a normal recurring nature.

These financial statements, which do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

The  results  of  operations  for  the  three  months  ended
March 31, 2002 are not necessarily indicative of the results to be achieved for the year.


Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.


Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at March 31, 2002 consist of $24,927,063 of permanent mortgage loans to Subsidiary Operating Partnerships.




Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating Partnership also has one or more other general partners (the "Local General Partners"). Following is a summary of related party transactions for the three months ended March 31, 2002.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $21,000          $105,000

Reimbursable Operating Expenses      $4,300                $0




MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $32,000 in cash and liquid investments at March 31, 2002. These assets will be held as working capital.

At March 31, 2002, there were 641 holders of limited partnership Units.


Results of Operations

Occupancy  averaged 90%, with 845 out  of  a  total  of  934
apartment   units   owned   by  the   Subsidiary   Operating
Partnerships  occupied as of March 31, 2002.   This is
down slightly from the same period in 2001.

The Partnership's loss from rental activities, including depreciation, during the first quarter of 2002 is $86,731 as compared with a loss of $87,039 for the same period in 2001. Revenue increased primarily as a result of many properties receiving rent increases in the first quarter. Maintenance and repairs continue to increase as the properties age.
Property tax accruals exceed the accruals made from the previous year but are not expected to vary greatly at year-end. Other variances were a result of normal business fluctuations.

Dimmitt, a 24-unit property located in Texas, continues to have vacancy problems as the supply of subsidized housing in the area exceeds demand. As reported at year-end, the general partners continue to work with Rural Development to find a solution.


Tax Credits

One of the Partnership's primary investment objectives has been to generate tax benefits through Low Income Housing Tax Credits. The Tax Credits were available over a ten-year period beginning in the year the properties were placed in service, or at the option of QHP, one year later. The ten-year credit period for all properties expired by early 2000. However, pursuant to IRS Code Section 42, a small number of apartment units are generating tax credits over a fifteen-year period rather than ten years. This will produce an insignificant amount of tax credits through 2003.






































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

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    4  The Partnership Agreement is Exhibit A
                       to the Prospectus that is part of the
                       Registration Statement on Form S-11,
                       Number 33-19316 and effective May 20,
                       1988, the final form of which was filed
                       on May 20, 1988 pursuant to Rule 424(b), and is incorporated herein b reference.

               (b)  Reports

                    No reports on Form 8-K were filed for the quarter ended March 31, 2002.