Form 10-Q
period 2002-06-30
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2002-08-14
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                          FORM 10-Q



         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended June 30, 2002
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





Item 1:  Financial Statements

     - Unaudited Consolidated Balance Sheets

     - Unaudited Consolidated Statements of Income and
       Expenses (Three Months)

     - Unaudited Consolidated Statements of Income and
       Expenses (Six Months)

     - Unaudited Consolidated Statements of Cash Flows

     - Unaudited Cash Available for Distribution and
       Reserves

     - Unaudited Notes to Financial Statements




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Tax Credits





















QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001

                                             06/30/02
                                            (Unaudited)    12/31/01
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,385,351     34,375,952
  Furniture & Fixtures                        2,067,222      2,054,878
  Construction in Progress                      209,471        209,471

                                             37,988,446     37,966,703

Accumulated Depreciation                    (12,180,814)   (11,740,067)

                                             25,807,632     26,226,636

Cash                                            229,164        327,416
Other Assets                                  2,288,422      2,301,299

TOTAL ASSETS                                $28,325,218    $28,855,351



LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $24,812,461    $25,038,280
Other Liabilities                             1,182,066      1,211,279

Total Liabilities                            25,994,527     26,249,559

Minority Interests in Subsidiary
     Operating Partnerships                   1,703,395      1,705,615

Partners' Capital                               627,296        900,177

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $28,325,218    $28,855,351



See accompanying notes.











CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended June 30, 2002 and 2001
(Unaudited)

                                            04/01/02-     04/01/01-
                                            06/30/02      06/30/01

Revenue
     Rent                                  $962,985       $947,498
     Other                                   22,321         22,819

                                            985,306        970,317

Rental Expense
     Interest                               157,307        163,095
     Depreciation                           219,174        222,197
     Repairs and Maintenance                290,125        269,766
     Utilities                               82,292         82,262
     Real Estate Taxes                       85,563         66,921
     Management Fees                        106,855        110,526
     Advertising                              2,520          1,221
     Other                                  162,643        110,683

                                          1,106,479      1,025,671

Loss from Rental Activities                (121,173)       (55,354)

Other Income (Expenses)
     Interest Income                             98            120
     Management Fees                        (21,140)       (21,140)
     Administrative Costs                    (5,825)        (5,892)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (148,040)       (82,266)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           1,224            560

     Net Loss                             ($146,816)      ($81,706)

Net Loss Allocated to General Partners      ($1,468)         ($817)

Net Loss Allocated to Limited Partners     (145,348)       (80,889)

     Net Loss                             ($146,816)      ($81,706)


Net Loss per Limited Partnership Unit       ($16.76)        ($9.33)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Six Months Ended June 30, 2002 and 2001
(Unaudited)

                                            01/01/02-     01/01/01-
                                            06/30/02      06/30/01

Revenue
     Rent                                $1,922,665     $1,883,387
     Other                                   52,971         51,719

                                          1,975,636      1,935,106

Rental Expense
     Interest                               315,922        332,122
     Depreciation                           440,746        449,142
     Repairs and Maintenance                537,328        488,310
     Utilities                              174,181        179,766
     Real Estate Taxes                      179,825        103,503
     Management Fees                        223,459        226,586
     Advertising                              5,181          2,235
     Other                                  306,898        295,835

                                          2,183,540      2,077,499

Loss from Rental Activities                (207,904)      (142,393)

Other Income (Expenses)
     Interest Income                            189            359
     Management Fees                        (42,281)       (42,281)
     Administrative Costs                   (24,985)       (26,249)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (274,981)      (210,564)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           2,100          1,438

     Net Loss                             ($272,881)     ($209,126)

Net Loss Allocated to General Partners      ($2,729)       ($2,091)

Net Loss Allocated to Limited Partners     (270,152)      (207,035)

     Net Loss                             ($272,881)     ($209,126)


Net Loss per Limited Partnership Unit       ($31.15)       ($23.87)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001
(Unaudited)

                                              01/01/02-      01/01/01-
                                              06/30/02       06/30/01

Cash Flows from Operating Activities
  Net Loss                                   ($272,881)     ($209,126)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              440,746        449,142
     Minority Interest in Losses of
       Subsidiary Operating Partnerships        (2,100)        (1,438)
     Other                                     (16,335)       (89,549)

Net Cash Provided by Operating Activities      149,430        149,029

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment      (21,743)       (17,964)

Net Cash Used by Investing Activities          (21,743)       (17,964)

Cash Flows from Financing Activities
     Principal Payments on Borrowings         (225,819)      (202,785)
     Return of Equity to Minority Investors       (120)       (50,162)

Net Cash Used by Financing Activities         (225,939)      (252,947)

Net Decrease in Cash                           (98,252)      (121,882)
     Cash Beginning                            327,416        360,620
     Cash Ending                              $229,164       $238,738



See accompanying notes.



















CASH AVAILABLE FOR DISTRIBUTION AND RESERVES
Quarter Ended June 30, 2002 (Unaudited)


Cash Receipts from Operating Partnerships                  $30,704

Cash Receipts (Disbursements) from Operations
     Interest                                                   97
     Expenses                                              (38,137)

Reserves Utilized for Operations                           ($7,336)



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

The results of operations for the six months ended
June 30, 2002 are not necessarily indicative of the results to be achieved for the year.


Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.


Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at June 30, 2002 consist of $24,812,461 of permanent mortgage loans to Subsidiary Operating Partnerships.








Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited
Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General
Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating
Partnership also has one or more other general partners (the
"Local General Partners"). Following is a summary of related party transactions for the three months ended
June 30, 2002.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $21,000           $97,000

Reimbursable Operating Expenses      $8,500                $0


Following is a summary of related party transactions for the six months ended June 30, 2002.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $42,000          $204,000

Reimbursable Operating Expenses     $12,800                $0



MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $25,000 in cash and liquid investments at June 30, 2002. These assets will be held as working capital.

At June 30, 2002, there were 640 holders of limited partnership Units.



Results of Operations

Occupancy averaged 92%, with 857 out of a total of 934 apartment units owned by the Subsidiary Operating
Partnerships occupied as of June 30, 2002. This is down 2.4% over the same period in 2001.

The Partnership's loss from rental activities, including depreciation, during the second quarter of 2002 is $121,173 as compared with a loss of $55,354 for the same period in 2001. Second quarter revenue increased due to rent increases received in the first quarter. Maintenance and repairs are up slightly as expected with aging properties. Property tax accruals exceed the accruals made from the previous year but are not expected to vary greatly at year-end. As compared to the same period last year, other expenses are up in the second quarter after being down in the first quarter due to timing differences.

Dimmitt Senior Citizen Housing in Texas continues to have vacancy problems as a result of a diminishing market. After over a year of discussions with Rural Development, they have finally verbally agreed to a rent increase to help offset some of the vacancy loss the property has suffered. The managing General Partner is working with the local General Partner and Rural Development to determine how to handle liabilities such as property insurance and real estate taxes for which there will be insufficient funds available.


Tax Credits

One of the Partnership's primary investment objectives, the generation of tax benefits through Low Income Housing Tax
Credits, has been substantially fulfilled. The majority of the apartment units stopped producing tax credits in 1999.
The ten-year tax credit period for the final two properties expired in the first quarter of 2000. A small number of apartment units are generating tax credits over a fifteen-year period rather than the ten years. This will produce an insignificant amount of tax credits over the next four or five years.























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

               (b)  Reports

                    No reports on Form 8-K were filed for the quarter ended June 30, 2002.















SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Frederick Investment Corporation
                            A General Partner


Date:   August 14, 2002     By: 	 /s/ George F. Marshall
                                 George F. Marshall, President
                                 (Chief Executive Officer)


Date:   August 14, 2002     By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)


Date:   August 14, 2002     By: 	 /s/ George F. Marshall
                                 George F. Marshall
                                 A General Partner


CERTIFICATION


The undersigned hereby certifies that the Form 10-Q filed by Qualified Housing Partners Limited Partnership (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.



                            Frederick Investment Corporation
                            A General Partner


Date:   August 14, 2002     By: 	 /s/ George F. Marshall
                                 George F. Marshall, President
                                 (Chief Executive Officer)


Date:   August 14, 2002     By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)


Date:   August 14, 2002     By: 	 /s/ George F. Marshall
                                 George F. Marshall
                                 A General Partner