Form 10-Q
period 2002-09-30
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2002-11-14
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                          FORM 10-Q



         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended September 30, 2002
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

     - Unaudited Consolidated Statements of Income and
       Expenses (Nine Months)

     - Unaudited Consolidated Statements of Cash Flows

     - Unaudited Cash Available for Distribution and
       Reserves

     - Unaudited Notes to Financial Statements




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Tax Credits





















QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

                                             09/30/02
                                            (Unaudited)    12/31/01
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,385,351     34,375,952
  Furniture & Fixtures                        2,078,045      2,054,878
  Construction in Progress                      209,471        209,471

                                             37,999,269     37,966,703

Accumulated Depreciation                    (12,401,025)   (11,740,067)

                                             25,598,244     26,226,636

Cash                                            218,089        327,416
Other Assets                                  2,335,625      2,301,299

TOTAL ASSETS                                $28,151,958    $28,855,351



LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $24,696,153    $25,038,280
Other Liabilities                             1,221,136      1,211,279

Total Liabilities                            25,917,289     26,249,559

Minority Interests in Subsidiary
     Operating Partnerships                   1,702,636      1,705,615

Partners' Capital                               532,033        900,177

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $28,151,958    $28,855,351



See accompanying notes.











CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended September 30, 2002 and 2001
(Unaudited)

                                            07/01/02-     07/01/01-
                                            09/30/02      09/30/01

Revenue
     Rent                                  $968,223       $962,011
     Other                                   23,581         39,806

                                            991,804      1,001,817

Rental Expense
     Interest                               155,100        163,753
     Depreciation                           220,210        229,089
     Repairs and Maintenance                282,430        279,607
     Utilities                               89,694         86,708
     Real Estate Taxes                       96,902         44,404
     Management Fees                        117,667        117,664
     Advertising                              2,669          1,890
     Other                                   97,129         95,024

                                          1,061,801      1,018,139

Loss from Rental Activities                 (69,997)       (16,322)

Other Income (Expenses)
     Interest Income                             56             93
     Management Fees                        (21,141)       (21,141)
     Administrative Costs                    (4,888)        (5,523)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                              (95,970)       (42,893)

Minority Interests in Losses of
  Subsidiary Operating Partnerships             707            165

     Net Loss                              ($95,263)      ($42,728)

Net Loss Allocated to General Partners        ($953)         ($427)

Net Loss Allocated to Limited Partners      (94,310)       (42,301)

     Net Loss                              ($95,263)      ($42,728)


Net Loss per Limited Partnership Unit       ($10.87)        ($4.88)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

                                            01/01/02-     01/01/01-
                                            09/30/02      09/30/01

Revenue
     Rent                                $2,890,888     $2,845,398
     Other                                   76,552         91,525

                                          2,967,440      2,936,923

Rental Expense
     Interest                               471,022        495,875
     Depreciation                           660,956        678,231
     Repairs and Maintenance                819,758        767,917
     Utilities                              263,875        266,474
     Real Estate Taxes                      276,727        147,907
     Management Fees                        341,126        344,250
     Advertising                              7,850          4,125
     Other                                  404,027        390,859

                                          3,245,341      3,095,638

Loss from Rental Activities                (277,901)      (158,715)

Other Income (Expenses)
     Interest Income                            245            452
     Management Fees                        (63,422)       (63,422)
     Administrative Costs                   (29,873)       (31,772)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (370,951)      (253,457)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           2,807          1,603

     Net Loss                             ($368,144)     ($251,854)

Net Loss Allocated to General Partners      ($3,681)       ($2,519)

Net Loss Allocated to Limited Partners     (364,463)      (249,335)

     Net Loss                             ($368,144)     ($251,854)


Net Loss per Limited Partnership Unit       ($42.02)       ($28.75)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

                                              01/01/02-      01/01/01-
                                              09/30/02       09/30/01

Cash Flows from Operating Activities
  Net Loss                                   ($368,144)     ($251,854)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              660,956        678,231
     Minority Interest in Losses of
       Subsidiary Operating Partnerships        (2,807)        (1,603)
     Other                                     (24,467)      (110,748)

Net Cash Provided by Operating Activities      265,538        314,026

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment      (32,566)       (60,192)

Net Cash Used by Investing Activities          (32,566)       (60,192)

Cash Flows from Financing Activities
     Principal Payments on Borrowings         (342,127)      (308,939)
     Return of Equity to Minority Investors       (172)       (50,187)

Net Cash Used by Financing Activities         (342,299)      (359,126)

Net Decrease in Cash                          (109,327)      (105,292)
     Cash Beginning                            327,416        360,620
     Cash Ending                              $218,089       $255,328



See accompanying notes.



















CASH AVAILABLE FOR DISTRIBUTION AND RESERVES
Quarter Ended September 30, 2002 (Unaudited)


Cash Receipts from Operating Partnerships                   $5,120

Cash Receipts (Disbursements) from Operations
     Interest                                                   56
     Expenses                                              (12,024)

Reserves Utilized for Operations                           ($6,848)



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

The results of operations for the nine months ended
September 30, 2002 are not necessarily indicative of the results to be achieved for the year.


Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.


Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at September 30, 2002 consist of $24,696,153 of permanent mortgage loans to Subsidiary Operating Partnerships.








Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited
Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General
Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating
Partnership also has one or more other general partners (the
"Local General Partners"). Following is a summary of related party transactions for the three months ended
September 30, 2002.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $21,000          $109,000

Reimbursable Operating Expenses      $4,400                $0


Following is a summary of related party transactions for the nine months ended September 30, 2002.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $63,000          $313,000

Reimbursable Operating Expenses     $17,200                $0



MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $18,000 in cash and liquid investments at September 30, 2002. These assets will be held as working capital.

At September 30, 2002, there were 644 holders of limited partnership Units.



Results of Operations

Occupancy averaged 90%, with 844 out of a total of 934 apartment units owned by the Subsidiary Operating
Partnerships occupied as of September 30, 2002. This is down 1.1% over the same period in 2001.

The Partnership's loss from rental activities, including depreciation, during the third quarter of 2002 is $69,997 as compared with a loss of $16,322 for the same period in 2001. Other Revenue was higher in 2001 because of proceeds received from an insurance claim. In addition, property tax accruals exceed accruals made the previous year. These accruals are not expected to vary greatly at year-end.

Dimmitt Senior Citizen Housing in Texas continues to have vacancy problems as a result of a diminishing market. Occupancy averaged 67% for the first three quarters of 2002, which is a slight increase over the 2001 year-end average. Rural Development implemented a rent increase effective October 1, 2002. Although the second quarter report discussed the possibility of insufficient funds to cover property taxes and insurance, Dimmit is currently on-schedule with its insurance payments. The rent increase should help the property escrow funds towards a partial payment of their January 2003 tax bill. The local General Partner will attempt to develop a workout plan with the local municipality for the remainder of the tax.


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























                           PART II

                      OTHER INFORMATION

Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               None

Item 3.   Defaults upon Senior Securities

               None

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC Filings. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 5.   Submission of Matters to a Vote of Security Holders

               None

Item 6.   Other Information

               None

Item 7.   Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    4  The Partnership Agreement is Exhibit A
                       to the Prospectus that is part of the
                       Registration Statement on Form S-11,
                       Number 33-19316 and effective May 20,
                       1988, the final form of which was filed
                       on May 20, 1988 pursuant to Rule 424(b), and is incorporated herein by reference.

               (b)  Reports
                    No reports on Form 8-K were filed for the quarter ended September 30, 2002.


SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Frederick Investment Corporation
                            A General Partner



Date:   November 13, 2002   By:  /s/ George F. Marshall
                                 George F. Marshall, President
                                 (Chief Executive Officer)



Date:   November 13, 2002   By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)



Date:   November 13, 2002   By:  /s/ George F. Marshall
                                 George F. Marshall
                                 A General Partner



























CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, George F. Marshall,
Chief Executive Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
September 30, 2002 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   November 13, 2002   By:  /s/ George F. Marshall
                                 George F. Marshall
                                 General Partner
                                 (Chief Executive Officer)



CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, Jenny C. Petri,
Chief Executive Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to her knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
September 30, 2002 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION


Date:   November 13, 2002   By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Executive Officer)




CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, George F. Marshall, certify that:

I have reviewed this quarterly report on Form 10-Q of Qualified
Housing Partners Limited Partnership, a North Carolina limited partnership (the "registrant");

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors
(or persons performing the equivalent functions):

     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 13, 2002   By:  /s/ George F. Marshall
                                 George F. Marshall, General Partner
                                 Chief Executive Officer









































CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, Jenny C. Petri, certify that:

I have reviewed this quarterly report on Form 10-Q of Qualified
Housing Partners Limited Partnership, a North Carolina limited partnership (the "registrant");

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors
(or persons performing the equivalent functions):

     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 FREDERICK INVESTMENT CORPORATION

Date:   November 13, 2002   By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)