Form 10-K
period 2002-12-21
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2003-03-28
CIK 826817

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or informations statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act.).  Yes                  No  X

As of December 31, 2002, there were 8,673 units of limited partnership interests in registrant outstanding, $1,000 per unit, and the aggregate value of such units was $8,673,000. Of such units, 8,653 having an aggregate value of $8,653,000, were held by limited partners deemed by the registrant to be non-affiliates.




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

By investing its funds in Operating Partnerships owning Properties, the Partnership is providing its Limited Partners with Tax Credits that, subject to certain limitations, may be used to reduce federal income tax liability over a ten-year period. Additional investment return, if any, will consist of small cash distributions on an annual basis and proceeds realized on disposition of one or more of the Properties or one or more of the Partnership's interests in Operating Partnerships. Furthermore, Limited Partners with sufficient passive income may utilize passive losses that may be generated by the Partnership's investments to reduce such passive income.

As of December 31, 2002, the Partnership had invested in twenty-seven Operating Partnerships. The Partnership does not intend to invest in any more Operating Partnerships.



Item 2.  Properties

As of December 31, 2002, Qualified Housing Partners Limited Partnership had invested in twenty-seven Operating Partnerships owning Properties that qualify for the Low Income Housing Tax Credit.

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

b.  Holders

As of December 31, 2002, the Partnership had 645 Limited Partners and two General Partners.

c.  Dividends

The Partnership does not pay dividends. Generally, Profits, Losses and Tax Credits of the Partnership (as defined in the Partnership Agreement) are allocated 99% to the Limited Partners and 1% to the General Partners. Cash Available for Distribution (as defined in the Partnership Agreement) is generally distributed according to the same percentages.


Item 6.  Selected Financial Data

At December 31, 2002, 2001, 2000, 1999 and 1998 and for the years then ended:

CONSOLIDATED FINANCIAL CONDITION

                      2002        2001        2000        1999        1998

Total Assets     $27,955,438 $28,855,351 $29,432,085 $30,069,507 $30,941,141

Total
Liabilities      $25,838,616 $26,249,559 $26,286,077 $26,604,161 $26,902,378

Partners' Capital
General Partners     (71,482)    (66,634)    (61,774)     (58,622)   (52,938)
Limited Partners    $486,833    $966,811  $1,447,971  $1,760,066  $2,322,799

CONSOLIDATED RESULTS OF OPERATIONS

Rental Income     $3,958,881 $3,899,681  $3,849,364  $3,728,140  $3,665,154

Rental Expense     4,328,413  4,271,165   4,044,435   4,179,773   4,135,607

Loss from Rental
   Activities       (369,532)  (371,484)   (195,071)   (451,633)   (470,453)

Interest Income          271        493         374         414         599

Other Expenses      (119,297)  (118,781)   (122,520)   (121,758)   (129,917)

Minority Interests
   In Losses of
   Subsidary Operating
   Partnerships        3,732      3,752       1,970       4,560       4,752

Net Loss           ($484,826) ($486,020)  ($315,247)  ($568,417)  ($595,019)

NET LOSS PER LIMITED
   PARTNERSHIP UNIT  ($55.34)   ($55.48)    ($35.98)    ($64.88)    ($67.92)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Net of the Subsidiary Operating Partnerships, QHP held approximately $7,400 in cash and liquid investments at December 31, 2002. These assets will be held as working capital. The only source of cash for QHP is annual cash distributions from the Subsidiary Operating Partnerships. Anticipated receipts for 2003 total approximately $47,000. Administrative expenses of QHP other than the Partnership Management Fee are expected to total $35,000 in
2003. The annual Partnership Management Fee equals $84,562.   The General
Partners, or one of their affiliates, will either defer a portion of their Partnership Management Fee or advance the Partnership sufficient funds to cover the shortfall in 2003. If advanced, interest will accrue at the prime rate charged from time to time at First Union National Bank of North Carolina. The loan plus interest will be repayable within one year of the advance. In previous years, the General Partners have deferred a portion of their fees. The balance owed as of December 31, 2002 is $337,756.

Of the 27 Operating Partnerships, 15 distributed cash to QHP during 2002 totaling $67,000. QHP utilized its working capital to pay $32,000 of the Partnership Management Fee and to pay all other expenses of the Partnership.

RESULTS OF OPERATIONS

Income for 2002 increased slightly as a result of rent increases received by several of the properties. Maintenance expenses continue to increase as the properties age. Large maintenance items include painting, re-carpeting, heating and air conditioning repairs, and new siding on some of the properties. Other Expenses increased this year because of rising insurance costs. Other variances were a result of normal business fluctuations.

Occupancy of the 934 apartment units at December 31, 2002, increased from a total of 848 units on December 31, 2001 to 852 units one year later. The weighted average occupancy rate for 2002 was approximately 91%. Consistent with 2001, at December 31, 2002, seven (7) properties had average occupancies of less than 90%.

The 24-unit property located in Dimmitt, Texas, representing approximately 2.5% of QHP's assets, continues to have vacancy problems as a result of a diminishing rental market. The weighted average occupancy for 2002 was 68%, up slightly from 63% in the prior year. In 2002, Rural Development granted the property a second rent increase to help offset the vacancy loss. As a result of this increase and the one received in 2001, the property was able to cover the majority of its expenses, including all but approximately $1,600 of its property tax bill. A workout plan will be developed for the remainder. Because the rent increase was not effective until October 2002, the full benefit will not be realized until calendar year 2003. To further assist the property, QHP has given approval to management to rent two (2) apartment units to tenants who do not qualify under the tax credit regulations which will bring total occupancy to 75%. This will cause tax credit recapture in 2003, amounting to less than $5.00 per minimum $5,000 investment.

CONTRACTUAL OBLIGATIONS

                                      PAYMENTS DUE BY PERIOD
                           1 to 3 Years   4 to 5 Years    After 5 Years
Long-Term Debt               $721,721       $255,770       $23,600,242

For further descriptions of the Company's obligations, see Footnote D to the Financial Statements.

RELATED PARTY TRANSACTIONS

Details of related party transactions can be found in Note F to the consolidated financial statements.

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

FUTURE OUTLOOK

It is unlikely that the properties owned by the Subsidiary Operating Partnerships will be sold in the foreseeable future. Although the ten-year tax credit period has expired, the Subsidiary Operating Partnerships are required to maintain the properties as tax credit qualified rentals for 15 years (the "Compliance Period"). Future sale of one or all of the 27 properties relies on factors such as the economy, local real estate market conditions and tax laws. No market exists for these properties at this time.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both very important to the portrayal of the Partnership's financial condition and results, and requires management's most difficult, subjective or complex judgments. What makes these judgments difficult, subjective and/or complex is the need to make estimates about the effects of matters that are inherently uncertain. QHP has no critical accounting policies.


FORWARD-LOOKING INFORMATION

This Annual Report to partners contains certain forward-looking statements consisting of estimates and assumptions with respect to cash distributions from the Subsidiary Operating Partnerships, administrative and other expenses and other business of QHP that are subject to various factors which could cause actual results to differ materially from these estimates and assumptions. Factors which could influence these estimates and assumptions primarily include changes in the multi-family rental housing market in the local markets in which the Subsidiary Operating Partnerships operate.


Item 8.  Financial Statements and Supplementary Information

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

ASSETS                                                2002        2001

RENTAL PROPERTIES
Land                                           $ 1,326,402   $ 1,326,402
Buildings                                       34,654,470    34,375,952
Furniture and Fixtures                           2,147,070     2,054,878
Construction in Progress                                --       209,471
                                                38,127,942    37,966,703
Accumulated Depreciation                       (12,590,134)  (11,740,067)

                                                 25,537,808    26,226,636

CASH                                                211,526       327,416

OTHER ASSETS                                      2,206,104     2,301,299

                                                $27,955,438   $28,855,351

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES APPLICABLE TO RENTAL PROPERTIES     $24,578,133   $25,038,280

OTHER LIABILITIES                                 1,260,483     1,211,279

   TOTAL LIABILITIES                             25,838,616    26,249,559

MINORITY INTERESTS IN SUBSIDIARY
OPERATING PARTNERSHIPS                           1,701,471    1,705,615

PARTNERS' CAPITAL                                   415,351      900,177

                                                $27,955,438  $28,855,351

*See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Years Ended December 31, 2002, 2001 and 2000

                                             2002        2001       2000

RENTAL INCOME                            $3,958,881  $3,899,681  $3,849,364

RENTAL EXPENSES
Interest                                    624,189     656,164     701,982
Depreciation                                875,977     891,714     955,896
Repairs and Maintenance                   1,063,844   1,009,162     850,265
Utilities                                   386,878     371,246     368,870
Real Estate Taxes                           370,143     360,856     243,502
Management Fees                             428,651     445,422     429,020
Other                                       578,731     536,601     494,900

                                          4,328,413   4,271,165   4,044,435

   LOSS FROM RENTAL ACTIVITIES             (369,532)   (371,484)   (195,071)

OTHER INCOME (EXPENSES)
Interest Income                                 271         493         374
Management Fees                             (84,562)    (84,562)    (84,562)
Administrative Costs                        (34,735)    (34,219)    (37,958)

LOSS BEFORE DEDUCTING MINORITY
INTERESTS IN LOSSES OF
SUBSIDIARY OPERATING PARTNERSHIPS          (488,558)   (489,772)   (317,217)

MINORITY INTERESTS IN LOSSES OF
   SUBSIDIARY OPERATING PARTNERSHIPS          3,732       3,752       1,970

   NET LOSS                               $(484,826)  $(486,020)  $(315,247)

NET LOSS ALLOCATED TO GENERAL PARTNERS    $  (4,848)  $  (4,860)  $  (3,152)
NET LOSS ALLOCATED TO LIMITED PARTNERS     (479,978)   (481,160)   (312,095)

   NET LOSS                               $(484,826)  $(486,020)  $(315,247)

NET LOSS PER LIMITED PARTNERSHIP UNIT     $  (55.34)  $  (55.48)  $  (35.98)

AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS OUTSTANDING      8,673       8,673       8,673

*See accompanying notes.





CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Years Ended December 31, 2002, 2001, and 2000

                                          General     Limited
                                          Partners    Partners       Total

PARTNERS' CAPITAL, January 1, 2000        (58,622)    1,760,066    1,701,444

   Net Loss                                (3,152)     (312,095)    (315,247)

PARTNERS' CAPITAL, December 31, 2000      (61,774)    1,447,971    1,386,197

   Net Loss                                (4,860)     (481,160)    (486,020)

PARTNERS' CAPTIAL, December 31, 2001     $(66,634)  $   966,811   $  900,177

   Net Loss                                (4,848)     (479,978)    (484,826)

PARTNERS' CAPTIAL, December 31, 2002     $(71,482)  $   486,833   $  415,351


*See accompanying notes.





CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000

                                                2002       2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(484,826) $(486,020) $(315,247)

Adjustments to Reconcile Net Loss to Net
   Cash Provided By Operating Activities

      Depreciation                             875,977    891,714    955,896

      Minority Interests in Losses of
        Subsidiary Operating Partnership        (3,732)    (3,752)    (1,970)

      Change in Assets and Liabilities
        (Increase) Decrease in Other Assets     95,195    (73,507)  (104,603)
        Increase in Other Liabilities           49,204    105,634     56,941

        NET CASH PROVIDED BY OPERATING
           ACITIVITES                          531,818    434,069    591,017

CASH FLOWS FROM INVESTING ACTIVITIES

Redemption of Investments                          --         --       6,505
Purchases of Rental Properties                (187,149)  (274,677)  (119,910)

   NET CASH USED BY INVESTING ACTIVITIES      (187,149)  (274,677)  (113,405)

CASH FLOWS FROM FINANCING ACTIVITES

Net Cash Contribution from Minority
   Investors                                       --      23,879        --

Net Cash Distribution from Minority
   Investors                                      (412)   (50,444)    (2,121)

Proceeds From Long-Term Borrowing                  --     246,186        --

Principal Payments on Long-Term
   Borrowings                                 (460,147)  (412,217)  (375,025)

NET CASH USED BY FINANCING ACTIVITIES         (460,559)  (192,596)  (377,146)

NET INCREASE(DECREASE) IN CASH               (115,890)   (33,204)   100,466

     CASH, BEGINNING                           327,416    360,620    260,154
     CASH, ENDING                            $ 211,526  $ 327,416  $ 360,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for Interest       $ 624,576  $ 660,749  $ 699,667

*See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000

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

The Partnership was formed for the purpose of investing in multi-family rental housing properties qualifying for the Low Income Housing Tax Credit and, in certain circumstances, the Rehabilitation Tax Credit, which tax credits may be applied against the federal income tax liabilities of the Partnership's partners. The Partnership's investment is in the form of limited partnership interests in limited partnerships (the "Subsidiary Operating Partnerships") which own the rental properties. Frederick Investment Corporation, a North Carolina corporation (the "Managing General Partner"), and George F. Marshall are the general partners (the "General Partners") of the Partnership.

Subsidiary Operating Partnerships, which receive either rental assistance or mortgage subsidies from governmental agencies, are subject to regulations restricting their ability to distribute significant cash flow to the Partnership. Therefore, it is not anticipated that the Operating Partnerships will distribute significant amounts of cash to the Partnership. The Partnership is generally entitled to between 75% and 98.99% of the distributable cash flow of the Operating Partnerships in which it invests.

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


Note B   Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The Partnership owns 98.99% limited partnership interests in twenty-six Subsidiary Operating Partnerships and a 94.99% limited partnership interest in one Subsidiary Operating Partnership. The consolidated financial statements include the accounts of Qualified Housing Partners Limited Partnership and those twenty-seven majority-owned Subsidiary Partnerships. The Partnership's minority interests on the consolidated balance sheets includes the minority owned interests related to its twenty-seven subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

RENTAL PROPERTIES

Rental properties are recorded at their respective costs to the Partnership, which costs include certain fees paid to an outside party for consulting with the Managing General Partner in its selection of the Partnership's investments in Subsidiary Operating Partnerships. Depreciation is determined by the straight-line method over the estimated useful lives of the rental properties. Estimated useful lives are 25 to 50 years for buildings and 10 to 12 years for furniture and fixtures. The costs of major improvements are capitalized while the costs of ordinary maintenance and repairs are charged to expense as incurred. When properties are sold or retired, their costs and the related accumulated depreciation will be removed from the accounts and the gain or
loss reflected in income.  The     Partnership periodically reviews long-lived
assets for impairment, when indicators of impairment exist, and an impairment loss will be recognized if the value of assets is impaired.

REVENUE RECOGNITION

Revenues from rents are recognized for residential units as they accrue. Advance receipts of rental income will be deferred until earned. All leases between the operating partnerships and tenants are operating leases.

INCOME TAXES

No provision has been made for federal or state income taxes because income, gains, losses and credits of the Partnership are reportable by the partners under the partnership form of organization.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The application of this statement is not expected to have a material impact on the Partnership's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance for differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to Be Disposed Of. SFAS No. 144 also amends APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Partnership adopted this statement January 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Partnership's financial statements.




OTHER ASSETS
Other Assets at December 31, 2002 and 2001 consist of the following:

                                                     2002           2001

   Accounts Receivable                           $  124,472     $  117,529

   Prepayments and Deferred Charges                 100,158         87,391

   Restricted Cash Consisting Principally of
      Reserves, Tenant Deposits and Certain
      Escrow Balances of Operating Partnerships    1,981,474    2,096,379

                                                  $2,206,104   $2,301,299


NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per Limited Partnership Unit is based upon the net loss allocated to the limited partners and is computed using the weighted average number of Units outstanding of 8,673 Units.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.


Note C   Operating Partnerships

Commencing on the date of the initial closing of the public offering, the Partnership began acquiring majority ownership interests in Subsidiary Operating Partnerships in transactions accounted for as purchases. The Partnership completed the acquisition of the 27 Subsidiary Operating Partnerships in August, 1989. Since the acquisitions occurred either during or within a short period after the completion of the development or rehabilitation phase of each Subsidiary Operating Partnership, the fair values of net assets of the Subsidiary Operating Partnerships approximated historical costs. The Subsidiary Operating Partnerships generally allocate 98.99% of income or loss and tax credits, and from 75% to 98.99% of distributable cash to the Partnership.




Note D   Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties consist of
   the following at December 31, 2002 and 2001:
                                                         2002       2001
Rural Development financed mortgage loans to
   Subsidiary Operating Partnerships
   collateralized by deeds of trust on the rental
   properties and assignments of all rents, profits
   and income of the respective Subsidiary Operating
   Partnerships.  Loans are payable in various
   monthly amounts which include interest at stated
   rates of 8.5% and 9.5%.  The effective rate of
   interest on each mortgage loan is reduced by
   interest subsidies to 1% as long as the
   respective Subsidiary Operating Partnership
   remains in compliance with the provisions of
   the mortgage loan agreement....................$24,164,042    $24,249,349

Conventional mortgage loan with an interest
   rate of 10% amortized over 149 months..........    414,091        788,931

                                                  $25,038,280    $25,038,280


The estimated future maturities of mortgage loan obligations as of December 31, 2002 are as follows:

          2003      $   507,482
          2004          102,261
          2005          111,978
          2006          122,647
          2007          133,123
     Thereafter      23,600,642

                    $24,578,133


Note E   Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and restricted cash approximate their respective fair values because of the short maturities of these instruments. Management believes it is not practicable to estimate the fair value of liabilities applicable to rental properties, which consist primarily of Rural Development financed mortgage loans, because programs with similar characteristics are not currently available.




Note F   Related Party Transactions

The accompanying consolidated financial statements reflect transactions between the Partnership and its General Partners or their affiliates and between the various Subsidiary Operating Partnerships and their general partners. Frederick Investment Corporation, the Managing General Partner of QHP, is a general or special limited partner in each of the Subsidiary Operating Partnerships. Each Subsidiary Operating Partnership also has one or more other general partners (the "Local General Partners"). Following is a summary of related party transactions for 2002, 2001 and 2000:

                                     QHP General        General Partners of
                                     Partners           Operating Partnerships
2002                                 or Affiliates      or Affiliates
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        21,685                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 391,161

                                       $ 106,247             $ 391,161
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 337,756                   --
   By Subsidiary Partnerships                --              $ 325,886

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
2001
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        21,449                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 405,813

                                       $ 106,011             $ 405,813
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 283,926                   --
   By Subsidiary Partnerships                --              $ 318,467

 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
2000
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        26,284                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 380,918

                                       $ 110,846             $ 380,918
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 232,748                   --
   By Subsidiary Partnerships                --              $ 295,159


Most of the rental properties were constructed or rehabilitated by the respective Local General Partner(s) or affiliated entities. Pursuant to the operating partnership agreements, the Local General Partner must lend the Subsidiary Operating Partnership funds sufficient to establish a working capital reserve equal to 2% of the project's development costs and such additional operating loans as needed. At December 31, 2002, 2001, and 2000 such loans in the amount of $295,233, $296,433, and $271,354 respectively, were included in Other Liabilities.


Note G   Income Taxes

The Managing General Partner believes the Partnership is a partnership for federal income tax purposes. Accordingly, no provision has been made for federal or state income taxes because income, gains, deductions, losses and credits of the Partnership are reportable by the partners under the partnership form of organization. The following is a reconciliation of loss before deducting minority interest in Subsidiary Operating Partnerships for financial reporting purposes to loss allocated to QHP's limited partners for federal income tax purposes:

                                                2002       2001        2000

Loss Before Deducting Minority Interest
   In Subsidiary Partnerships                $ 488,558  $ 489,772  $ 317,217

Excess of Depreciation for Federal Income
   Tax Purposes over Depreciation for
   Financial Reporting Purposes                473,438    431,101    360,076

Other Differences                              (80,159)    (8,676)   (22,897)

Combined Losses for Federal Income Tax
   Purposes of QHP and its Subsidiary
   Partnerships                                881,837    912,197    654,396

Loss Allocated to the General Partners of
   QHP and its Subsidiary Partnerships, Net    (16,446)   (17,060)   (11,866)

Loss Allocated to QHP's Limited Partners for
   Federal Income Tax Purposes               $ 865,391  $ 895,137  $ 642,530


At December 31, 2002 and 2001, the Partnership's reported net assets exceeded their tax base by approximately $6,300,000 and $5,800,000, respectively.




Note H   Selected Quarterly Financial Data (unaudited)

                      1st Qtr 2002  2nd Qtr 2002   3rd Qtr 2002   4th Qtr 2002

Rental Income            $990,330      $985,306       $991,804      $991,441

Loss From Rental
   Activities             (86,731)     (121,173)       (69,997)      (91,631)
Net Loss                 (126,065)     (146,816)       (95,263)     (116,682)
Net Loss per Limited
   Partnership Unit       ($14.39)      ($16.76)       ($10.87)      ($13.32)


                      1st Qtr 2001  2nd Qtr 2001   3rd Qtr 2001   4th Qtr 2001

Rental Income            $964,789      $970,317     $1,001,817      $962,758

Loss From Rental
   Activities             (87,039)      (55,354)       (16,322)     (212,769)
Net Loss                 (127,420)      (81,706)       (42,728)     (234,166)
Net Loss per Limited
   Partnership Unit       ($14.54)       ($9.33)        ($4.88)      ($26.73)



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.




PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner, Frederick Investment Corporation ("FIC"), is responsible for managing the Partnership and its operations. It was incorporated in North Carolina in 1976 and its executive officers are George F. Marshall (who is also the Class A General Partner), Jenny C. Petri and Hoyt S.
(Brad) Bradshaw, Jr. Mr. Marshall, age 63, is the President and Director of FIC. He graduated from Washington and Lee University, and received an M.B.A. from the University of North Carolina at Chapel Hill.

Ms. Petri, age 44, has been an employee of FIC since 1981 and since 1984 has served as its Vice President/General Manager and Director. She is also the Executive Vice President and Director of One Management, Inc. Ms. Petri is a 1981 graduate of the University of North Carolina at Chapel Hill, with a B.S. degree in Business Administration.

Mr. Bradshaw, age 44, has served as its Assistant Secretary since 1993 and as Director since 1998. He is also the Controller, Secretary and Director of One Management, Inc. Mr. Bradshaw is a 1982 graduate of the University of North Carolina at Chapel Hill, with a B.S. degree in Business Administration with emphasis in Accounting.

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

ITEMS PAID OR PAYABLE BY THE PARTNERSHIP IN 2002
Management fees..........$84,562

During 2002, the Partnership's Managing General Partner incurred various reimbursable operating expenses aggregating approximately $21,500 on behalf of the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known to the registrant to beneficially own more than five percent (5%) of the Units.

The Class A General Partner, who is also President and a Director of the Managing General Partner, owns 20 units (0.2% of units outstanding) at December 31, 2002. No other executive officer or director of the Managing General Partner owns any Units.


Item 13.  Certain Relationships and Related Transactions

See Items 1 and 11 above which are incorporated herein by reference.

Item 14.  Controls and Procedures

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

The Annual Report on Form 10-K for the year ended
December 31, 2002 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   March 28, 2003   By:  /s/ George F. Marshall
                                  George F. Marshall
                                  General Partner
                                  (Chief Executive Officer)





CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, Jenny C. Petri,
Chief Financial Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to her knowledge, that:

The Annual Report on Form 10-K for the year ended
December 31, 2002 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION


Date:   March 28, 2003   By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)










CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, George F. Marshall, certify that:

I have reviewed this annual report on Form 10-K of Qualified
Housing Partners Limited Partnership, a North Carolina limited partnership (the "registrant");

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors
(or persons performing the equivalent functions):

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

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 28, 2003   By:  /s/ George F. Marshall
                                  George F. Marshall, General Partner
                                  Principal Executive Officer






CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, Jenny C. Petri, certify that:

I have reviewed this annual report on Form 10-K of Qualified
Housing Partners Limited Partnership, a North Carolina limited partnership (the "registrant");

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors
(or persons performing the equivalent functions):

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

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  FREDERICK INVESTMENT CORPORATION
Date:  March 28, 2003    By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Principal Financial Officer)








PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.  Consolidated Financial Statements

See Item 8 above which is incorporated herein by reference.

b.  Independent Auditors' Report


To the Partners
Qualified Housing Partners Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Qualified Housing Partners Limited Partnership and subsidiary operating partnerships as of December 31, 2002 and 2001 and the related consolidated statements of income and expenses, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualified Housing Partners Limited Partnership and subsidiary operating partnerships as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



DIXON ODOM PLLC

High Point, North Carolina
March 12, 2003




c.  Financial Statement Schedules

All financial statement schedules are omitted because the required information is either not applicable, is immaterial, or is included in the consolidated financial statements of the Partnership and the notes thereto.

d.  Exhibits

None.

e.  Reports on Form 8-K

The Partnership filed no report Form 8-K in 2002.