Form 10-Q
period 2003-03-31
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2003-05-15
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended March 31, 2003
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act.).  Yes                  No  X

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




Item 4:  Controls and Procedures

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



QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002

                                             03/31/03      12/31/02
                                            (Unaudited)
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,682,855     34,654,470
  Furniture & Fixtures                        2,152,319      2,147,070

                                             38,161,576     38,127,942

Accumulated Depreciation                    (12,811,360)   (12,590,134)

                                             25,350,216     25,537,808

Cash                                            212,667        211,526
Other Assets                                  2,134,807      2,206,104

TOTAL ASSETS                                $27,697,690    $27,955,438



LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $24,456,892    $24,578,133
Other Liabilities                             1,230,480      1,260,483

Total Liabilities                            25,687,372     25,838,616

Minority Interests in Subsidiary
     Operating Partnerships                   1,700,771      1,701,471

Partners' Capital                               309,547        415,351

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $27,697,690    $27,955,438



See accompanying notes.












CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended March 31, 2003 and 2002
(Unaudited)

                                            01/01/03-     01/01/02-
                                            03/31/03      03/31/02

Revenue
     Rent                                $1,008,307       $959,680
     Other                                   20,207         30,650

                                          1,028,514        990,330

Rental Expense
     Interest                               149,428        158,615
     Depreciation                           221,225        221,572
     Repairs and Maintenance                257,863        247,203
     Utilities                               92,401         91,889
     Real Estate Taxes                       94,467         94,262
     Management Fees                        115,172        116,604
     Advertising                              1,958          2,661
     Other                                  160,057        144,255

                                          1,092,571      1,077,061

Loss from Rental Activities                 (64,057)       (89,731)

Other Income (Expenses)
     Interest Income                             14             91
     Management Fees                        (21,141)       (21,141)
     Administrative Costs                   (21,267)       (19,160)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (106,451)      (126,941)

Minority Interests in Losses of
  Subsidiary Operating Partnerships             647            876

     Net Loss                             ($105,804)     ($126,065)

Net Loss Allocated to General Partners      ($1,058)       ($1,261)

Net Loss Allocated to Limited Partners     (104,746)      (124,804)

     Net Loss                             ($105,804)     ($126,065)


Net Loss per Limited Partnership Unit       ($12.08)       ($14.39)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002
(Unaudited)

                                              01/01/03-      01/01/02-
                                              03/31/03       03/31/02

Cash Flows from Operating Activities
  Net Loss                                   ($105,804)     ($126,065)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              221,225        221,572
     Minority Interest in Losses of
       Subsidiary Operating Partnerships          (647)          (876)
     Other                                      41,295          1,986

Net Cash Provided by Operating Activities      156,069         96,617

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment      (33,634)        (1,077)

Net Cash Used by Investing Activities          (33,634)        (1,077)

Cash Flows from Financing Activities
     Principal Payments on Borrowings         (121,241)      (111,217)
     Return of Equity to Minority Investors        (53)           (60)

Net Cash Used by Financing Activities         (121,294)      (111,277)

Net Increase (Decrease) in Cash                  1,141        (15,737)
     Cash Beginning                            211,526        327,416
     Cash Ending                              $212,667       $311,679



See accompanying notes.



















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

These   consolidated financial  statements,  which  do  not
include   all disclosures  included  in the annual
consolidated financial  statements, should   be   read  in
conjunction with the consolidated financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

The  results  of  operations  for  the  three  months  ended
March 31, 2003 are not necessarily indicative of the results to be achieved for the year.

Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.

Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at March 31, 2003 consist of $24,456,892 of permanent mortgage loans to Subsidiary Operating Partnerships.

Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating Partnership also has one or more other general partners (the "Local General Partners"). Following is a summary of related party transactions for the three months ended March 31, 2003.

                                  QHP General    Local General
Items Paid or Payable              Partners        Partners

Management Fees                     $21,000        $106,000

Reimbursable Operating Expenses      $9,100              $0
MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $24,000 in cash and liquid investments at March 31, 2003. These assets will be held as working capital.

At March 31, 2003, there were 645 holders of limited partnership Units.


Results of Operations

The Partnership's loss from rental activities, including depreciation, during the first quarter of 2003 is $64,057 as compared with a loss of $86,731 for the same period in 2002. Revenue increased as a result of many properties receiving rent increases in the first quarter. Maintenance expenses continue to increase as the properties age. Other Expenses were up due to rising property insurance costs. Other variances were a result of normal business fluctuations.


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

               (b)  Reports
                    No reports on Form 8-K were filed for the quarter ended March 31, 2003.


















SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Frederick Investment Corporation
                            A General Partner



Date:   May 13, 2003        By:  /s/ George F. Marshall
                                 George F. Marshall, President
                                 (Chief Executive Officer)



Date:   May 13, 2003        By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)



Date:   May 13, 2003        By:  /s/ George F. Marshall
                                 George F. Marshall
                                 A General Partner




























CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, George F. Marshall,
Chief Executive Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
March 31, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   May 13, 2003        By:  /s/ George F. Marshall
                                 George F. Marshall
                                 General Partner
                                 (Chief Executive Officer)



CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, Jenny C. Petri,
Chief Financial Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to her knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
March 31, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION


Date:   May 13, 2003        By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)




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



Date:   May 13, 2003        By:  /s/ George F. Marshall
                                 George F. Marshall, General Partner
                                 Chief Executive Officer









































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

                                 FREDERICK INVESTMENT CORPORATION

Date:   May 13, 2003        By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)