Form 10-Q
period 2003-06-30
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2003-08-14
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended June 30, 2003
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

As of June 30, 2003, there were 8,673 units of limited partnership interests in registrant outstanding, $1,000 per unit, and the aggregate value of such units was $8,673,000. Of such units, 8,653 having an aggregate value of $8,653,000, were held by limited partners deemed by the registrant to be non-affiliates.


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

     - Unaudited Consolidated Statements of Income and
       Expenses (Three Months)

     - Unaudited Consolidated Statements of Income and
       Expenses (Six Months)

     - Unaudited Consolidated Statements of Cash Flows

     - Unaudited Notes to Financial Statements




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Tax Credits



Item 4:  Controls and Procedures

The Partnership carried out an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of June 30, 2003, pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC Filings. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls.





QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002

                                             06/30/03
                                            (Unaudited)    12/31/02
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,740,460     34,654,470
  Furniture & Fixtures                        2,165,447      2,147,070

                                             38,232,309     33,127,942

Accumulated Depreciation                    (13,034,449)   (12,590,134)

                                             25,197,860     25,537,808

Cash                                            190,249        211,526
Other Assets                                  2,130,870      2,206,104

TOTAL ASSETS                                $27,518,979    $27,955,438


LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $24,329,120    $24,578,133
Other Liabilities                             1,304,360      1,260,483

Total Liabilities                            25,633,480     25,838,616

Minority Interests in Subsidiary
     Operating Partnerships                   1,699,704      1,701,471

Partners' Capital                               185,795        415,351

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $27,518,979    $27,955,438



See accompanying notes.













CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended June 30, 2003 and 2002
(Unaudited)

                                            04/01/03-     04/01/02-
                                            06/30/03      06/30/02

Revenue
     Rent                                $1,028,357       $962,985
     Other                                   28,136         22,321

                                          1,056,493        985,306

Rental Expense
     Interest                               152,985        157,307
     Depreciation                           223,090        219,174
     Repairs and Maintenance                304,706        290,125
     Utilities                               92,251         82,292
     Real Estate Taxes                       86,426         85,563
     Management Fees                        120,532        106,855
     Advertising                              1,621          2,520
     Other                                  172,049        162,643

                                          1,153,660      1,106,479

Loss from Rental Activities                 (97,167)      (121,173)

Other Income (Expenses)
     Interest Income                             29             98
     Management Fees                        (21,140)       (21,140)
     Administrative Costs                    (6,451)        (5,825)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (124,729)      (148,040)

Minority Interests in Losses of
  Subsidiary Operating Partnerships             977          1,224

     Net Loss                             ($123,752)     ($146,816)

Net Loss Allocated to General Partners      ($1,238)       ($1,468)

Net Loss Allocated to Limited Partners     (122,514)      (145,348)

     Net Loss                             ($123,752)     ($146,816)


Net Loss per Limited Partnership Unit       ($14.13)       ($16.76)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Six Months Ended June 30, 2003 and 2002
(Unaudited)

                                            01/01/03-     01/01/02-
                                            06/30/03      06/30/02

Revenue
     Rent                                $2,036,664     $1,922,665
     Other                                   48,343         52,971

                                          2,085,007      1,975,636

Rental Expense
     Interest                               302,413        315,922
     Depreciation                           444,315        440,746
     Repairs and Maintenance                562,569        537,328
     Utilities                              184,652        174,181
     Real Estate Taxes                      180,893        179,825
     Management Fees                        235,704        223,459
     Advertising                              3,579          5,181
     Other                                  332,106        306,898

                                          2,246,231      2,183,540

Loss from Rental Activities                (161,224)      (207,904)

Other Income (Expenses)
     Interest Income                             43            189
     Management Fees                        (42,281)       (42,281)
     Administrative Costs                   (27,718)       (24,985)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (231,180)      (274,981)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           1,624          2,100

     Net Loss                             ($229,556)     ($272,881)

Net Loss Allocated to General Partners      ($2,296)       ($2,729)

Net Loss Allocated to Limited Partners     (227,260)      (270,152)

     Net Loss                             ($229,556)     ($272,881)


Net Loss per Limited Partnership Unit       ($26.20)       ($31.15)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002
(Unaudited)

                                              01/01/03-      01/01/02-
                                              06/30/03       06/30/02

Cash Flows from Operating Activities
  Net Loss                                   ($229,556)     ($272,881)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              444,315        440,746
     Minority Interest in Losses of
       Subsidiary Operating Partnerships        (1,624)        (2,100)
     Change in Other Assets and Other
       Liabilities                             119,111        (16,335)

Net Cash Provided by Operating Activities      332,246        149,430

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment     (104,367)       (21,743)

Net Cash Used by Investing Activities         (104,367)       (21,743)

Cash Flows from Financing Activities
     Principal Payments on Borrowings         (249,013)      (225,819)
     Return of Equity to Minority Investors       (143)          (120)

Net Cash Used by Financing Activities         (249,156)      (225,939)

Net Decrease in Cash                           (21,277)       (98,252)
     Cash Beginning                            211,526        327,416
     Cash Ending                              $190,249       $229,164



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

The results of operations for the six months ended
June 30, 2003 are not necessarily indicative of the results to be achieved for the year.


Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.


Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at June 30, 2003 consist of $24,329,120 of permanent mortgage loans to Subsidiary Operating Partnerships.


Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited
Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General
Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating
Partnership also has one or more other general partners (the
"Local General Partners"). Following is a summary of related party transactions for the three months ended
June 30, 2003.




                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $21,000          $112,000

Reimbursable Operating Expenses      $4,800                $0


Following is a summary of related party transactions for the six months ended June 30, 2003.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $42,000          $218,000

Reimbursable Operating Expenses     $13,900                $0



MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $29,000 in cash and liquid investments at June 30, 2003. These assets will be held as working capital.

At June 30, 2003, there were 645 holders of limited partnership Units.


Results of Operations

The Partnership's loss from rental activities, including depreciation, during the second quarter of 2003 is $97,167 as compared with a loss of $121,173 for the same period in 2002. Second quarter revenue increased as a result of rent increases received on several properties in the first quarter. Maintenance and repairs are up slightly as expected with aging properties. Third-party management fees are up due to increased revenues.
All other variances were a result of normal business fluctuation.


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

                    31.1  Section 302 Certification by Chief
                          Executive Officer

                    31.2  Section 302 Certification by Chief
                          Financial Officer

                    32.1  Section 906 Certification by Chief
                          Executive Officer

                    32.2  Section 906 Certification by Chief
                          Financial Officer


               (b)  Reports

                    No reports on Form 8-K were filed for the quarter ended June 30, 2003.


SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Frederick Investment Corporation
                            A General Partner


Date:   August 13, 2003     By:  /s/ George F. Marshall
                                 George F. Marshall, President
                                 (Chief Executive Officer)



Date:   August 13, 2003     By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)



Date:   August 13, 2003     By:  /s/ George F. Marshall
                                 George F. Marshall
                                 A General Partner





























EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, George F. Marshall, certify that:

I have reviewed this quarterly report on Form 10-Q of Qualified
Housing Partners Limited Partnership, a North Carolina limited partnership (the "registrant");

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e)) for the registrant and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.




Date:   August 13, 2003     By:  /s/ George F. Marshall
                                 George F. Marshall, General Partner
                                 Chief Executive Officer








































EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, Jenny C. Petri, certify that:

I have reviewed this quarterly report on Form 10-Q of Qualified
Housing Partners Limited Partnership, a North Carolina limited partnership (the "registrant");

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e)) for the registrant and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



                                 FREDERICK INVESTMENT CORPORATION

Date:   August 13, 2003     By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)







































EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, George F. Marshall,
Chief Executive Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
June 30, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   August 13, 2003     By:  /s/ George F. Marshall
                                 George F. Marshall
                                 General Partner
                                 (Chief Executive Officer)






























EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, Jenny C. Petri,
Chief Financial Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to her knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
June 30, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION

Date:   August 13, 2003     By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)