Form 10-Q
period 2003-09-30
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2003-11-13
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended September 30, 2003
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

As of September 30, 2003, there were 8,673 units of limited partnership interests in registrant outstanding, $1,000 per unit, and the aggregate value of such units was $8,673,000. Of such units, 8,653 having an aggregate value of $8,653,000, were held by limited partners deemed by the registrant to be non-affiliates.









                           PART I

                    FINANCIAL INFORMATION
       QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP





Item 1:  Financial Statements

     - Consolidated Balance Sheets

     - Unaudited Consolidated Statements of Income and
       Expenses (Three Months)

     - Unaudited Consolidated Statements of Income and
       Expenses (Nine Months)

     - Unaudited Consolidated Statements of Cash Flows

     - Unaudited Notes to Financial Statements




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Tax Credits



Item 4:  Controls and Procedures

The Partnership carried out an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of September 30, 2003, pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC Filings. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the most recent fiscal quarter.




QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002

                                             09/30/03      12/31/02
                                            (Unaudited)    (*)
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,771,659     34,654,470
  Furniture & Fixtures                        2,176,347      2,147,070

                                             38,274,408     38,127,942

Accumulated Depreciation                    (13,249,865)   (12,590,134)

                                             25,024,543     25,537,808

Cash                                            246,684        211,526
Other Assets                                  2,167,356      2,206,104

TOTAL ASSETS                                $27,438,583    $27,955,438



LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $24,094,863    $24,578,133
Other Liabilities                             1,546,796      1,260,483

Total Liabilities                            25,641,659     25,838,616

Minority Interests in Subsidiary
     Operating Partnerships                   1,699,022      1,701,471

Partners' Capital                                97,902        415,351

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $27,438,583    $27,955,438



See accompanying notes.
*Derived from audited consolidated balance sheet.











CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended September 30, 2003 and 2002
(Unaudited)

                                            07/01/03-     07/01/02-
                                            09/30/03      09/30/02

Revenue
     Rent                                $1,024,639       $968,223
     Other                                   14,966         23,581

                                          1,039,605        991,804

Rental Expense
     Interest                               136,216        155,100
     Depreciation                           215,415        220,210
     Repairs and Maintenance                290,273        282,430
     Utilities                               88,525         89,694
     Real Estate Taxes                       91,317         96,902
     Management Fees                        111,065        117,667
     Advertising                              2,339          2,669
     Other                                  163,080         97,129

                                          1,098,230      1,061,801

Loss from Rental Activities                 (58,625)       (69,997)

Other Income (Expenses)
     Interest Income                             18             56
     Management Fees                        (21,141)       (21,141)
     Administrative Costs                    (8,745)        (4,888)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                              (88,493)       (95,970)

Minority Interests in Losses of
  Subsidiary Operating Partnerships             600            707

     Net Loss                              ($87,893)      ($95,263)

Net Loss Allocated to General Partners        ($879)         ($953)

Net Loss Allocated to Limited Partners      (87,014)       (94,310)

     Net Loss                              ($87,893)      ($95,263)


Net Loss per Limited Partnership Unit       ($10.03)       ($10.87)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

                                            01/01/03-    01/01/02-
                                            09/30/03     09/30/02

Revenue
     Rent                                $3,061,303     $2,890,888
     Other                                   63,309         76,552

                                          3,124,612      2,967,440

Rental Expense
     Interest                               438,629        471,022
     Depreciation                           659,730        660,956
     Repairs and Maintenance                852,842        819,758
     Utilities                              273,177        263,875
     Real Estate Taxes                      272,210        276,727
     Management Fees                        346,769        341,126
     Advertising                              5,918          7,850
     Other                                  495,186        404,027

                                          3,344,461      3,245,341

Loss from Rental Activities                (219,849)      (277,901)

Other Income (Expenses)
     Interest Income                             61            245
     Management Fees                        (63,422)       (63,422)
     Administrative Costs                   (36,463)       (29,873)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (319,673)      (370,951)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           2,224          2,807

     Net Loss                             ($317,449)     ($368,144)

Net Loss Allocated to General Partners      ($3,174)       ($3,681)

Net Loss Allocated to Limited Partners     (314,275)      (364,463)

     Net Loss                             ($317,449)     ($368,144)


Net Loss per Limited Partnership Unit       ($36.24)       ($42.02)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

                                              01/01/03-      01/01/02-
                                              09/30/03       09/30/02

Cash Flows from Operating Activities
  Net Loss                                   ($317,449)     ($368,144)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              659,730        660,956
     Minority Interest in Losses of
       Subsidiary Operating Partnerships        (2,224)        (2,807)
     Change in Other Assets and
       Liabilities                             325,062        (24,467)

Net Cash Provided by Operating Activities      665,119        265,538

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment     (146,446)       (32,566)

Net Cash Used by Investing Activities         (146,466)       (32,566)

Cash Flows from Financing Activities
     Principal Payments on Borrowings         (483,270)      (342,127)
     Return of Equity to Minority Investors       (225)          (172)

Net Cash Used by Financing Activities         (483,495)      (342,299)

Net Increase (Decrease) in Cash                 35,158       (109,327)
     Cash Beginning                            211,526        327,416
     Cash Ending                              $246,684       $218,089



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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be achieved for the year.


Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.


Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at September 30, 2003 consist of $24,094,863 of permanent mortgage loans to Subsidiary Operating Partnerships.






















Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited
Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General
Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating
Partnership also has one or more other general partners (the
"Local General Partners"). Following is a summary of related party transactions for the three months ended
September 30, 2003.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $21,000          $102,000

Reimbursable Operating Expenses      $5,200                $0


Following is a summary of related party transactions for the nine months ended September 30, 2003.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $63,000          $320,000

Reimbursable Operating Expenses     $19,100                $0



MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $22,000 in cash and liquid investments at September 30, 2003. These assets will be held as working capital.

At September 30, 2003, there were 645 holders of limited partnership Units.










Results of Operations

The Partnership's loss from rental activities, including depreciation, during the third quarter of 2003 is $58,625 as compared with a loss of $69,997 for the same period in 2002. Third quarter revenue increased as a result of rent increases received on several properties in the first quarter. This was partially offset by an increase in other Rental Expenses primarily due to timing differences and increases in property insurance. All other variances are a result of normal business fluctuation.


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

                    31.1  Section 302 Certification by Chief
                          Executive Officer

                    31.2  Section 302 Certification by Chief
                          Financial Officer

                    32.1  Section 906 Certification by Chief
                          Executive Officer

                    32.2  Section 906 Certification by Chief
                          Financial Officer


               (b)  Reports

                    No reports on Form 8-K were filed for the quarter ended September 30, 2003.


SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Frederick Investment Corporation
                            A General Partner


Date:   November 13, 2003    By:  /s/ George F. Marshall
                                  George F. Marshall, President
                                  (Chief Executive Officer)



Date:   November 13, 2003    By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)



Date:   November 13, 2003    By:  /s/ George F. Marshall
                                  George F. Marshall
                                  A General Partner





























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




Date:   November 13, 2003    By:  /s/ George F. Marshall
                                  George F. Marshall, General Partner
                                  Chief Executive Officer








































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



                                 FREDERICK INVESTMENT CORPORATION

Date:   November 13, 2003    By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)







































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

The Quarterly Report on Form 10-Q for the period ended
September 30, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   November 13, 2003    By:  /s/ George F. Marshall
                                  George F. Marshall
                                  General Partner
                                  (Chief Executive Officer)






























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

The Quarterly Report on Form 10-Q for the period ended
September 30, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION

Date:   November 13, 2003    By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)