Form 10-K
period 2003-12-31
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2004-03-30
CIK 826817

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For fiscal year ended December 31, 2003

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

As of December 31, 2003, the Partnership had invested in twenty-seven Operating Partnerships. The Partnership does not intend to invest in any more Operating Partnerships.



Item 2.  Properties

As of December 31, 2003, Qualified Housing Partners Limited Partnership had invested in twenty-seven Operating Partnerships owning Properties that qualify for the Low Income Housing Tax Credit.

A summary of those investments is as follows:

Cape Fear Apartments
Lillington, NC
24 units
Placed in service in January, 1988
Acquired by QHP in November, 1988
QHP contributed $164,350
Total Acquisition Cost of $1,016,932

Myrtle Grove
Myrtle, MS
24 units
Placed in service in November, 1988
Acquired by QHP in November, 1988
QHP contributed $204,500
Total Acquisition Cost of $971,648

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

b.  Holders

As of December 31, 2003, the Partnership had 405 Limited Partners and two General Partners.

c.  Dividends

The Partnership does not pay dividends. Generally, Profits, Losses and Tax Credits of the Partnership (as defined in the Partnership Agreement) are allocated 99% to the Limited Partners and 1% to the General Partners. Cash Available for Distribution (as defined in the Partnership Agreement) is generally distributed according to the same percentages.




Item 6.  Selected Financial Data

At December 31, 2003, 2002, 2001, 2000 and 1999 and for the years then ended:

CONSOLIDATED FINANCIAL CONDITION

                     2003       2002        2001        2000        1999

Total Assets     $27,145,011 $27,955,438 $28,855,351 $29,432,085 $30,069,507

Total
Liabilities      $25,395,945 $25,838,616 $26,249,559 $26,286,077 $26,604,161

Partners' Capital
General Partners     (75,126)    (71,482)    (66,634)    (61,774)    (58,622)
Limited Partners    $126,116    $486,833    $966,811  $1,447,971  $1,760,066

CONSOLIDATED RESULTS OF OPERATIONS

Rental Income     $4,122,924  $3,958,881  $3,899,681  $3,849,364  $3,728,140

Rental Expense     4,415,653   4,328,413   4,271,165   4,044,435   4,179,773

Loss from Rental
   Activities       (292,729)   (369,532)   (371,484)   (195,071)   (451,633)

Interest Income           71         271         493         374         414

Other Expenses       (74,660)   (119,297)   (118,781)   (122,520)   (121,758)

Minority Interests
   In Losses of
   Subsidary Operating
   Partnerships        2,957       3,732       3,752       1,970       4,560

Net Loss           ($364,361)  ($484,826)  ($486,020)  ($315,247)  ($568,417)

NET LOSS PER LIMITED
   PARTNERSHIP UNIT  ($41.59)    ($55.34)    ($55.48)    ($35.98)    ($64.88)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

Net of the Subsidiary Operating Partnerships, QHP held approximately $5,800 in cash and liquid investments at December 31, 2003. These assets will be held as working capital. The only source of cash for QHP is annual cash distributions from the Subsidiary Operating Partnerships. Anticipated receipts for 2004 total approximately $67,000. Administrative expenses of QHP other than the Partnership Management Fee are expected to total $40,000 in
2004. The annual Partnership Management Fee equals $84,562.   The General
Partners, or one of their affiliates, will either defer a portion of their Partnership Management Fee or advance the Partnership sufficient funds to cover the shortfall in 2004. If advanced, interest will accrue at the prime rate charged from time to time at Wachovia Bank of North Carolina. The loan plus interest will be repayable within one year of the advance. In previous years, the General Partners have deferred a portion of their fees. The balance owed as of December 31, 2003 is $390,794.

Of the 27 Operating Partnerships, 16 distributed cash to QHP during 2003 totaling $70,000. QHP utilized its working capital to pay $29,000 of the Partnership Management Fee and to pay all other expenses of the Partnership.

RESULTS OF OPERATIONS

Income for 2003 increased as a result of rent increases received by fifteen of the twenty-seven properties. Maintenance expenses continue to increase as the properties age. Significant maintenance expenditures include painting, re-carpeting, heating and air conditioning repairs, and new siding on some of the properties. Other Expenses continue to increase because of rising costs of property liability insurance. Other variances were a result of normal business fluctuations.

Occupancy of the 934 apartment units at December 31, 2003, decreased from a total of 852 units on December 31, 2002 to 831 units one year later. The weighted average occupancy rate for 2003 was approximately 91%. At December 31, 2002, nine (9) properties had average occupancies of less than 90%, an increase of two properties over the same period in 2002.

The 24-unit property located in Dimmitt, Texas, representing approximately 2.5% of QHP's assets, continues to have vacancy problems as a result of a diminishing rental market. As of December 31, the property had a 50% vacancy rate. The property has not paid its 2003 property taxes. The local management will attempt to negotiate a payment plan with the taxing authority. However, if occupancy does not increase, it is doubtful the property will be able to cover the payments.


CONTRACTUAL OBLIGATIONS

                                      PAYMENTS DUE BY PERIOD
                           1 to 3 Years   4 to 5 Years    After 5 Years
Long-Term Debt               $336,637       $281,077       $23,452,899

For further descriptions of the Company's obligations, see Footnote D to the Financial Statements.

RELATED PARTY TRANSACTIONS

Details of related party transactions can be found in Note F to the consolidated financial statements.

TAX CREDIT

One of the Partnership's primary investment objectives has been to generate tax benefits through Low Income Housing Tax Credits. The Tax Credits were available over a ten-year period beginning in the year the properties were placed in service, or at the option of QHP, one year later. The ten-year credit period for all 27 properties expired by early 2000. However, pursuant to IRS Code Section 42, a small number of apartment units are generating tax credits over a fifteen-year period rather than ten years. This has produced an insignificant amount of tax credits through 2003.

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


OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which generally are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transactions.




Item 8.  Financial Statements and Supplementary Information

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

ASSETS                                                2003        2002

RENTAL PROPERTIES
Land                                           $ 1,326,402   $ 1,326,402
Buildings                                       34,757,798    34,654,470
Furniture and Fixtures                           2,352,006     2,147,070
                                                38,436,206    38,127,942
Accumulated Depreciation                       (13,484,052)  (12,590,134)

                                                 24,952,154    25,537,808

CASH                                                305,114       211,526

OTHER ASSETS                                      1,887,743     2,206,104

                                                $27,145,011   $27,955,438

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES APPLICABLE TO RENTAL PROPERTIES     $24,070,613   $24,578,133

OTHER LIABILITIES                                 1,325,332     1,260,483

   TOTAL LIABILITIES                             25,395,945    25,838,616

MINORITY INTERESTS IN SUBSIDIARY
OPERATING PARTNERSHIPS                           1,698,076     1,701,471

PARTNERS' CAPITAL                                    50,990       415,351

                                                $27,145,011   $27,955,438

*See accompanying notes.


CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Years Ended December 31, 2003, 2002 and 2001

                                             2003        2002       2001

RENTAL INCOME                            $4,122,924  $3,958,881  $3,899,681

RENTAL EXPENSES
Interest                                    568,067     624,189     656,164
Depreciation                                896,558     875,977     891,714
Repairs and Maintenance                   1,106,730   1,063,844   1,009,162
Utilities                                   361,469     386,878     371,246
Real Estate Taxes                           378,000     370,143     360,856
Management Fees                             469,008     428,651     445,422
Other                                       635,821     578,731     536,601

                                          4,415,653   4,328,413   4,271,165

   LOSS FROM RENTAL ACTIVITIES             (292,729)   (369,532)   (371,484)

OTHER INCOME (EXPENSES)
Interest Income                                  71         271         493
Management Fees                             (29,000)    (84,562)    (84,562)
Administrative Costs                        (45,660)    (34,735)    (34,219)

LOSS BEFORE DEDUCTING MINORITY
INTERESTS IN LOSSES OF
SUBSIDIARY OPERATING PARTNERSHIPS          (367,318)   (488,558)   (489,772)

MINORITY INTERESTS IN LOSSES OF
   SUBSIDIARY OPERATING PARTNERSHIPS          2,957       3,732       3,752

   NET LOSS                               $(364,361)  $(484,826)  $(486,020)

NET LOSS ALLOCATED TO GENERAL PARTNERS    $  (3,644)  $  (4,848)  $  (4,860)
NET LOSS ALLOCATED TO LIMITED PARTNERS     (360,717)   (479,978)   (481,160)

   NET LOSS                               $(364,361)  $(484,826)  $(486,020)

NET LOSS PER LIMITED PARTNERSHIP UNIT     $  (41.59)  $  (55.34)  $  (55.48)

AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS OUTSTANDING      8,673       8,673       8,673

*See accompanying notes.





CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
Years Ended December 31, 2003, 2002, and 2001

                                          General     Limited
                                          Partners    Partners       Total

PARTNERS' CAPITAL, January 1, 2001       $(61,774)    1,447,971    1,386,197

   Net Loss                                (4,860)     (481,160)    (486,020)

PARTNERS' CAPITAL, December 31, 2001     $(66,634)      966,811      900,177

   Net Loss                                (4,848)     (479,978)    (484,826)

PARTNERS' CAPTIAL, December 31, 2002     $(71,482)  $   486,833   $  415,351

   Net Loss                                (3,644)     (360,717)    (364,361)

PARTNERS' CAPTIAL, December 31, 2003     $(75,126)  $   126,116   $   50,990


*See accompanying notes.





CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001

                                                2003       2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(364,361) $(484,826) $(486,020)

Adjustments to Reconcile Net Loss to Net
   Cash Provided By Operating Activities

      Depreciation                             896,558    875,977    891,714

      Minority Interests in Losses of
        Subsidiary Operating Partnership        (2,957)    (3,732)    (3,752)

      Change in Assets and Liabilities
        (Increase) Decrease in Other Assets    318,361     95,195    (73,507)
        Increase in Other Liabilities           64,849     49,204    105,634

        NET CASH PROVIDED BY OPERATING
           ACITIVITES                          912,450    531,818    434,069

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Rental Properties                (310,904)  (187,149)  (274,677)

   NET CASH USED BY INVESTING ACTIVITIES      (310,904)  (187,149)  (274,677)

CASH FLOWS FROM FINANCING ACTIVITES

Net Cash Contribution from Minority
   Investors                                       --         --      23,879

Net Cash Distribution from Minority
   Investors                                      (438)      (412)   (50,444)

Proceeds From Long-Term Borrowing                  --         --     246,186

Principal Payments on Long-Term
   Borrowings                                 (507,520)  (460,147)  (412,217)

NET CASH USED BY FINANCING ACTIVITIES         (507,958)  (460,559)  (192,596)

NET INCREASE (DECREASE) IN CASH                 93,588   (115,890)   (33,204)

     CASH, BEGINNING                           211,526    327,416    360,620
     CASH, ENDING                            $ 305,114  $ 211,526  $ 327,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Paid During the Year for Interest       $ 573,717  $ 624,576  $ 660,749

*See accompanying notes.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

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

RECENT ACCOUNTING PRONOUNCEMENTS

On May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interest. The adoption of Statement 150 did not have a material impact on the consolidated financial statements.




OTHER ASSETS
Other Assets at December 31, 2003 and 2002 consist of the following:

                                                     2003           2002

   Accounts Receivable                           $  137,020     $  124,472

   Prepayments and Deferred Charges                 115,967        100,158

   Restricted Cash Consisting Principally of
      Reserves, Tenant Deposits and Certain
      Escrow Balances of Operating Partnerships    1,634,756    1,981,474

                                                  $1,887,743   $2,206,104


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




Note D   Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties consist of
   the following at December 31, 2003 and 2002:
                                                         2003       2002
Rural Development financed mortgage loans to
   Subsidiary Operating Partnerships
   collateralized by deeds of trust on the rental
   properties and assignments of all rents, profits
   and income of the respective Subsidiary Operating
   Partnerships.  Loans are payable in various
   monthly amounts which include interest at stated
   rates of 8.5% and 9.5%.  The effective rate of
   interest on each mortgage loan is reduced by
   interest subsidies to 1% as long as the
   respective Subsidiary Operating Partnership
   remains in compliance with the provisions of
   the mortgage loan agreement....................$24,070,613    $24,164,042

Conventional mortgage loan with an interest
   rate of 10% amortized over 149 months..........       --          414,091

                                                  $24,070,613    $24,578,133


The estimated future maturities of mortgage loan obligations as of December 31, 2002 are as follows:

          2004          102,177
          2005          111,901
          2006          122,559
          2007          134,163
          2008          146,914
     Thereafter      23,452,899

                    $24,070,613


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




Note F   Related Party Transactions

The accompanying consolidated financial statements reflect transactions between the Partnership and its General Partners or their affiliates and between the various Subsidiary Operating Partnerships and their general partners. Frederick Investment Corporation, the Managing General Partner of QHP, is a general or special limited partner in each of the Subsidiary Operating Partnerships. Each Subsidiary Operating Partnership also has one or more other general partners (the "Local General Partners"). Following is a summary of related party transactions for 2003, 2002 and 2001:

                                     QHP General        General Partners of
                                     Partners           Operating Partnerships
2003                                 or Affiliates      or Affiliates
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  29,000             $     --
   Reimbursable Operating Expenses        28,097                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 434,004

                                       $  57,097             $ 434,004
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 340,146                   --
   By Subsidiary Partnerships                --              $ 329,711

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
2002
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        21,685                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 391,161

                                       $ 106,247             $ 391,161
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 337,756                   --
   By Subsidiary Partnerships                --              $ 325,886

 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
2001
ITEMS PAID OR PAYABLE BY QHP
   Management Fees                     $  84,562             $     --
   Reimbursable Operating Expenses        26,449                   --
ITEMS PAID OR PAYABLE BY
   SUBSIDIARY PARTNERSHIPS
   Property Management/Service Fees          --              $ 405,813

                                       $ 106,011             $ 405,813
PAYABLE BALANCES AT DECEMBER 31
   By QHP                              $ 283,926                   --
   By Subsidiary Partnerships                --              $ 318,467


The Partnership pays annual management fees to a related party for services performed. The annual management fee under the Partnership Management fee agreement has historically been $84,562. Payment of the management fee in any given year is contingent upon QHP's cash flows, which are derived from the annual cash flow of the properties and any future sale of those properties. Most of the properties are located in small rural towns and do not currently have a market for sale. Additionally, the governmental program under which the properties were constructed strictly limits the distribution of annual cash flow. Therefore, as of January 1, 2003, QHP began expensing only the portion of the fee that will be paid in a given year. The maximum amount payable under this management fee arrangement as of December 31, 2003 is $390,794, of which $340,146 is accrued in the consolidated financial statements.

Most of the rental properties were constructed or rehabilitated by the respective Local General Partner(s) or affiliated entities. Pursuant to the operating partnership agreements, the Local General Partner must lend the Subsidiary Operating Partnership funds sufficient to establish a working capital reserve equal to 2% of the project's development costs and such additional operating loans as needed. At December 31, 2003, 2002, and 2001 such loans in the amount of $295,233, $295,233 and $296,433 respectively, were included in Other Liabilities.

QHP's tax credits have been exhausted, and most investors have no remaining tax benefits. In November, the general partners offered an exit strategy, whereby many investors could divest and obtain a one-time tax benefit. As of December 31, 2003, 240 investors owning 3,344 units have assigned their interest to one of the general partners (unaudited).


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

                                                2003       2002        2001

Loss Before Deducting Minority Interest
   In Subsidiary Partnerships                $ 367,318  $ 488,558  $ 489,772

Excess of Depreciation for Federal Income
   Tax Purposes over Depreciation for
   Financial Reporting Purposes                520,272    473,438    431,101

Other Differences                              (23,209)   (80,159)    (8,676)

Combined Losses for Federal Income Tax
   Purposes of QHP and its Subsidiary
   Partnerships                                864,381    881,837    912,197

Loss Allocated to the General Partners of
   QHP and its Subsidiary Partnerships, Net    (16,541)   (16,446)   (17,060)

Loss Allocated to QHP's Limited Partners for
   Federal Income Tax Purposes               $ 847,840  $ 865,391  $ 895,137


At December 31, 2003 and 2002, the Partnership's reported net assets exceeded their tax base by approximately $6,800,000 and $6,300,000, respectively.




Note H   Selected Quarterly Financial Data (unaudited)

                      1st Qtr 2003  2nd Qtr 2003   3rd Qtr 2003   4th Qtr 2003

Rental Income          $1,028,514    $1,056,493     $1,039,605      $998,312

Loss From Rental
   Activities             (64,057)      (97,167)       (58,625)      (72,881)
Net Loss                 (105,804)     (123,752)       (87,893)      (46,912)
Net Loss per Limited
   Partnership Unit       ($12.08)      ($14.13)       ($10.03)       ($5.35)


                      1st Qtr 2002  2nd Qtr 2002   3rd Qtr 2002   4th Qtr 2002

Rental Income            $990,330      $985,306     $  991,804      $991,441

Loss From Rental
   Activities             (86,731)     (121,173)       (69,667)      (91,631)
Net Loss                 (126,065)     (146,816)       (95,263)     (116,682)
Net Loss per Limited
   Partnership Unit       ($14.39)      ($16.76)       ($10.87)      ($13.32)



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 9A:  Controls and Procedures

The Partnership carried out an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of December 31, 2003, pursuant to Securities Exchange Act
Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC Filings. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the most recent fiscal quarter.



PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner, Frederick Investment Corporation ("FIC"), is responsible for managing the Partnership and its operations. It was incorporated in North Carolina in 1976 and its executive officers are George
F. Marshall (who is also the Class A General Partner), Jenny C. Petri and Hoyt
S. (Brad) Bradshaw, Jr. Mr. Marshall, age 64 is the President and Director of FIC. He graduated from Washington and Lee University, and received an M.B.A. from the University of North Carolina at Chapel Hill.

Ms. Petri, age 45 has been an employee of FIC since 1981 and since 1984 has served as its Vice President/General Manager and Director. She is also the Executive Vice President and Director of One Management, Inc. Ms. Petri is a 1981 graduate of the University of North Carolina at Chapel Hill, with a B.S. degree in Business Administration.

Mr. Bradshaw, age 45 has served as its Assistant Secretary since 1993 and as Director since 1998. He is also the Controller, Secretary and Director of One Management, Inc. Mr. Bradshaw is a 1982 graduate of the University of North Carolina at Chapel Hill, with a B.S. degree in Business Administration with emphasis in Accounting.

One Management, Inc. was incorporated in 1991 and is involved primarily in rendering services in connection with real estate development and management. Beginning in 1993, it provided the administrative support needed by FIC in the performance of its duties as Managing General Partner.


Code of Ethics

The Partnership has adopted the Code of Ethics of the Managing General Partner, Frederick Investment Corporation. This Code of Ethics is designed to ensure that the general partners of the Partnership, and any of their directors, executive officers, and employees, meet the highest standards of ethical conduct. The Code of Ethics requires that the general partners of the Partnership, and any of their directors, executive officers, and employees, avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Under the terms of the Code of Ethics, the general partners of the Partnership, and any of their directors, executive officers, and employees, are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.

As a mechanism to encourage compliance with the Code of Ethics, the Partnership has adopted a policy regarding the method of receiving, retaining and treating complaints received regarding accounting, internal accounting controls or auditing matters. This policy ensures that concerns may be submitted in good faith regarding questionable accounting or auditing matters in a confidential and anonymous manner without fear of dismissal or retaliation of any kind.

The Code of Ethics is posted in the workroom of FIC's corporate office, and can also be provided, free of charge, by contacting Ramona Logan, Asset Manager, (919) 787-4243.


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

ITEMS PAID OR PAYABLE BY THE PARTNERSHIP IN 2003
Management fees..........$84,562

During 2003, the Partnership's Managing General Partner incurred various reimbursable operating expenses aggregating approximately $28,097 on behalf of the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Class A General Partner, who is also President and a Director of the Managing General Partner, owned 20 units (0.2% of units outstanding) at December 30, 2003. Effective 11:59pm on December 31, 2003, 240 partners transferred 3,344 units to the Class A General Partner. Therefore, the Class A General Partner owns 3,364 units (38.78% of units outstanding) at December 31, 2003. No other executive officer or director of the Managing General Partner owns any Units.

                                       Amount and
             Name and Address          Nature of
Title of      of Beneficial            Beneficial        Percent
 Class            Owner                Ownership         of Class

Limited      George F. Marshall        3,364 Units        38.78%
Partner      4700 Homewood Court
             Suite 220
             Raleigh, NC  27609


Item 13.  Certain Relationships and Related Transactions

See Items 1 and 11 above which are incorporated herein by reference.




Item 14.  Principal Accountant Fees and Services

The Managing General Partner has selected Dixon Hughes, PLLC, to continue as independent auditors to audit the financial statements of the Partnership for the year ended December 31, 2003.

Audit Fees

Fees for audit services totaled approximately $26,450 in 2003 and approximately $24,025 in 2002, including fees associated with the annual audit, the reviews of the Partnership's quarterly reports on Form 10-Q and audits of some of the Subsidiary Operating Partnerships.

Audit-Related Fees

There are no aggregate fees billed in either of the last two fiscal years for assurance and related services provided by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of
Schedule 14A.

Tax Fees

Fees for preparing tax returns are incorporated in the audit fees. No further fees were billed for tax services.

All Other Fees

There have been no aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Pre-Approval Policies and Procedures

The Managing General Partner has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Managing General Partner must approve the permitted service before the independent auditor is engaged to perform it. Any member of the Managing General Partner is authorized to approve permitted services.







PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.  Consolidated Financial Statements

See Item 8 above which is incorporated herein by reference.

b.  Independent Auditors' Report


To the Partners
Qualified Housing Partners Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Qualified Housing Partners Limited Partnership and subsidiary operating partnerships as of December 31, 2003 and 2002 and the related consolidated statements of income and expenses, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualified Housing Partners Limited Partnership and subsidiary operating partnerships as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ DIXON HUGHES PLLC

Raleigh, North Carolina
March 5, 2004




c.  Financial Statement Schedules

All financial statement schedules are omitted because the required information is either not applicable, is immaterial, or is included in the consolidated financial statements of the Partnership and the notes thereto.

d.  Exhibits

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Rule 13a-14(a)/15d-14(a) Certification

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

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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



Date:   March 30, 2004       By:  /s/ George F. Marshall
                                  George F. Marshall, General Partner
                                  Chief Executive Officer



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

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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



                                 FREDERICK INVESTMENT CORPORATION

Date:   March 30, 2004       By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)



EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule
15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of
Chapter 63 of Title 18 of the United Stated Code
(18 U.S.C. 1350)

Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule
15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of
Chapter 63 of Title 18 of the United Stated Code
(18 U.S.C. 1350), the undersigned, George F. Marshall,
Chief Executive Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to his knowledge, that:

The Annual Report on Form 10-K for the period ended
December 31, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   March 30, 2004       By:  /s/ George F. Marshall
                                  George F. Marshall
                                  General Partner
                                  (Chief Executive Officer)




EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule
15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of
Chapter 63 of Title 18 of the United Stated Code
(18 U.S.C. 1350)

Pursuant to Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule
15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of
Chapter 63 of Title 18 of the United Stated Code
(18 U.S.C. 1350), the undersigned, Jenny C. Petri,
Chief Financial Officer of Qualified Housing
Partners Limited Partnership, a North Carolina limited partnership, does hereby certify, to her knowledge, that:

The Annual Report on Form 10-K for the period ended
December 31, 2003 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                            FREDERICK INVESTMENT CORPORATION

Date:   March 30, 2004       By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)





e.  Reports on Form 8-K

The Partnership filed no report Form 8-K in 2003.