Form 10-Q
period 2004-03-31
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2004-05-12
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended March 31, 2004
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

As of March 31, 2004, there were 8,673 units of limited partnership interests in registrant outstanding, $1,000 per unit, and the aggregate value of such units was $8,673,000. Of such units, 5,256 having an aggregate value of $5,256,000, were held by limited partners deemed by the registrant to be non-affiliates.



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




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Tax Credits




Item 4:  Controls and Procedures

The Partnership carried out an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of March 31, 2004, pursuant to Securities Exchange Act
Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC Filings. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the most recent fiscal quarter.






QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(Unaudited)
                                             03/31/04      12/31/03

ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,785,393     34,757,798
  Furniture & Fixtures                        2,330,562      2,352,006

                                             38,442,357     38,436,206

Accumulated Depreciation                    (13,706,227)   (13,484,052)

                                             24,736,130     24,952,154

Cash                                            293,362        305,114
Other Assets                                  1,850,519      1,887,743

TOTAL ASSETS                                $26,880,011    $27,145,011



LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $24,045,024    $24,070,613
Other Liabilities                             1,225,851      1,325,332

Total Liabilities                            25,270,875     25,395,945

Minority Interests in Subsidiary
     Operating Partnerships                   1,696,763      1,698,076

Partners' Capital                               (87,627)        50,990

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $26,880,011    $27,145,011



See accompanying notes.












CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended March 31, 2004 and 2003
(Unaudited)

                                            01/01/04-     01/01/03-
                                            03/31/04      03/31/03

Revenue
     Rent                                  $938,253     $1,008,307
     Other                                   18,839         20,207

                                            957,092      1,028,514

Rental Expense
     Interest                               139,129        149,428
     Depreciation                           222,176        221,225
     Repairs and Maintenance                224,884        257,863
     Utilities                               89,388         92,401
     Real Estate Taxes                       91,155         94,467
     Management Fees                        113,897        115,172
     Advertising                              2,185          1,958
     Other                                  194,034        160,057

                                          1,076,848      1,092,571

Loss from Rental Activities                (119,756)       (64,057)

Other Income (Expenses)
     Interest Income                              2             14
     Management Fees                              0        (21,141)
     Administrative Costs                   (20,071)       (21,267)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (139,825)      (106,451)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           1,208            647

     Net Loss                             ($138,617)     ($105,804)

Net Loss Allocated to General Partners      ($1,386)       ($1,058)

Net Loss Allocated to Limited Partners     (137,231)      (104,746)

     Net Loss                             ($138,617)     ($105,804)


Net Loss per Limited Partnership Unit       ($15.82)       ($12.08)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

                                              01/01/04-      01/01/03-
                                              03/31/04       03/31/03

Cash Flows from Operating Activities
  Net Loss                                   ($138,617)     ($105,804)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              222,176        221,225
     Minority Interest in Losses of
       Subsidiary Operating Partnerships        (1,208)          (647)
     Other                                     (62,257)        41,295

Net Cash Provided by Operating Activities       20,094        156,069

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment       (6,152)       (33,634)

Net Cash Used by Investing Activities           (6,152)       (33,634)

Cash Flows from Financing Activities
     Principal Payments on Borrowings          (25,589)      (121,241)
     Return of Equity to Minority Investors       (105)           (53)

Net Cash Used by Financing Activities          (25,694)      (121,294)

Net Increase (Decrease) in Cash                (11,752)         1,141
     Cash Beginning                            305,114        211,526
     Cash Ending                              $293,362       $212,667



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

The  results  of  operations  for  the  three  months  ended
March 31, 2004 are not necessarily indicative of the results to be achieved for the year.

Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.

Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at March 31, 2004 consist of $24,045,024 of permanent mortgage loans to Subsidiary Operating Partnerships.

Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating Partnership also has one or more other general partners (the "Local General Partners"). Following is a summary of related party transactions for the three months ended March 31, 2004.

                                  QHP General    Local General
Items Paid or Payable              Partners        Partners

Management Fees                       $0           $106,000

Reimbursable Operating Expenses     $12,500           $0
Note E - New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No.
(FIN) 46, Consolidation of Variable Interest Entities.
This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Public entities, other than small business issuers, must apply FIN 46R no later than the end of the first reporting period ending after March 15, 2004. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Adoption of FIN 46R did not have a material impact on the consolidated financial statements.


MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $2,300 in cash and liquid investments at March 31, 2004. These assets will be held as working capital.

At March 31, 2004, there were 404 holders of limited partnership Units.


Results of Operations

The Partnership's loss from rental activities, including depreciation, during the first quarter of 2004 is $119,756 as compared with a loss of $64,057 for the same period in 2003. The primary reason for the difference is the reduction in rents at Litton Apartments, the largest property in QHP's portfolio. Litton's rents are subsidized by way of a Housing Assistance Payment ("HAP") contract with the Department of Housing and Urban Development ("HUD"). The
HAP contract expired during the first quarter of 2004.
HUD renewed the contract at lower rents that they believed were closer to market.

Occupancy at the 24-unit property located in Dimmitt, Texas increased from 50% to 54% in the first quarter. As of March 31, 2004, no payment had been made on the 2003 property taxes. Local management is in discussions with the taxing authority regarding a payment schedule.

Divestiture

In November, 2003, the general partners offered an exit Strategy whereby many investors could divest and receive a one-time tax benefit. Investors electing that strategy assign their interest to the general partner, and, by doing so, will (a) receive a one-time Federal tax benefit of ut to 34% of their investment plus any state tax savings,
(b) still receive cash distributions (if any) for fifteen years, and (c) stop future reporting of QHP results in their tax returns. As of the date of this report, 304 investors owning 4,147 units had elected divestiture. Those investors who divested in 2003, received their additional tax benefit on their 2003 tax return and will receive no further mailings from the Partnership unless there are cash distributions. Those who are divesting in 2004 will continue to receive QHP mailings through the remainder of the year and receive their final K-1 in March 2005.













































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

                       31.1  Rule 13a-14(a)/15d-14(a) Certification
                             by Chief Executive Officer

                       31.2  Rule 13a-14(a)/15d-14(a) Certification
                             by Chief Financial Officer

                       32.1  Section 1350 Certification by Chief
                             Executive Officer

                       32.2  Section 1350 Certification by Chief
                             Financial Officer

               (b)  Reports
                    No reports on Form 8-K were filed for the quarter ended March 31, 2004.






SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Frederick Investment Corporation
                            A General Partner



Date:   May 12, 2004        By:  /s/ George F. Marshall
                                 George F. Marshall, President
                                 (Chief Executive Officer)



Date:   May 12, 2004        By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)



Date:   May 12, 2004        By:  /s/ George F. Marshall
                                 George F. Marshall
                                 A General Partner




























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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(a) and
15d-14(e)) for the registrant and have:

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




Date:   May 12, 2004         By:  /s/ George F. Marshall
                                  George F. Marshall, General Partner
                                  Chief Executive Officer








































EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Rule 13a-14(a)/15d-14(a) Certification

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

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(a) and
15d-14(a)) for the registrant and have:

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



                                 FREDERICK INVESTMENT CORPORATION

Date:   May 12, 2004         By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)







































EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, George F. Marshall,
Chief Executive Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
March 31, 2004 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   May 12, 2004         By:  /s/ George F. Marshall
                                  George F. Marshall
                                  General Partner
                                  (Chief Executive Officer)






























EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350)

Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
(18 U.S.C.ss.1350), the undersigned, Jenny C. Petri,
Chief Financial Officer of Qualified Housing Partners
Limited Partnership, a North Carolina limited partnership, does hereby certify, to her knowledge, that:

The Quarterly Report on Form 10-Q for the period ended
March 31, 2004 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION

Date:   May 12, 2004         By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)