Form 10-Q
period 2004-06-30
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2004-08-13
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended June 30, 2004
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

As of June 30, 2004, there were 8,673 units of limited partnership interests in registrant outstanding, $1,000 per unit, and the aggregate value of such units was $8,673,000. Of such units, 4,371 having an aggregate value of $4,371,000, were held by limited partners deemed by the registrant to be non-affiliates.


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

     - Unaudited Consolidated Statements of Income and
       Expenses (Three Months)

     - Unaudited Consolidated Statements of Income and
       Expenses (Six Months)

     - Unaudited Consolidated Statements of Cash Flows

     - Unaudited Notes to Financial Statements




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Divestiture



Item 4:  Controls and Procedures

The Partnership carried out an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of June 30, 2004, pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC Filings. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the most recent fiscal quarter.





QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(Unaudited)

                                             06/30/04        12/31/03
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,773,704     34,757,798
  Furniture & Fixtures                        2,350,550     2,352,006

                                             38,450,656     38,436,206

Accumulated Depreciation                    (13,934,413)   (13,484,052)

                                             24,516,243     24,952,154

Cash                                            348,305        305,114
Other Assets                                  1,918,919      1,887,743

TOTAL ASSETS                                $26,783,467    $27,145,011


LIABILITIES AND PARTNERS' CAPITAL (DEFICET)

Liabilities Applicable to Rental
     Properties                             $24,019,585    $24,070,613

Other Liabilities                             1,350,498      1,325,332

Total Liabilities                            25,370,083     25,395,945

Minority Interests in Subsidiary
     Operating Partnerships                   1,694,898      1,698,076

Partners' Capital (Deficet)                    (281,514)        50,990

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL (DEFICET)                      $26,783,467    $27,145,011



See accompanying notes.











CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended June 30, 2004 and 2003
(Unaudited)

                                            04/01/04-     04/01/03-
                                            06/30/04      06/30/03

Revenue
     Rent                                $1,001,220     $1,028,357
     Other                                   17,234         28,136

                                          1,018,454      1,056,493

Rental Expense
     Interest                               136,738        152,985
     Depreciation                           228,185        223,090
     Repairs and Maintenance                357,572        304,706
     Utilities                               83,305         92,251
     Real Estate Taxes                       90,728         86,426
     Management Fees                        134,052        120,532
     Advertising                              2,348          1,621
     Other                                  156,692        172,049

                                          1,189,620      1,153,660

Loss from Rental Activities                (171,166)      (97,167)

Other Income (Expenses)
     Interest Income                             24             29
     Management Fees                        (13,000)       (21,140)
     Administrative Costs                   (11,475)        (6,451)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (195,617)      (124,729)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           1,730            977

     Net Loss                             ($193,887)     ($123,752)

Net Loss Allocated to General Partners      ($1,939)       ($1,238)

Net Loss Allocated to Limited Partners     (191,948)      (122,514)

     Net Loss                             ($193,887)     ($123,752)


Net Loss per Limited Partnership Unit       ($22.13)       ($14.13)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Six Months Ended June 30, 2004 and 2003
(Unaudited)

                                            01/01/04-     01/01/03-
                                            06/30/04      06/30/03

Revenue
     Rent                                $1,939,473     $2,036,664
     Other                                   36,073         48,343

                                          1,975,546      2,085,007

Rental Expense
     Interest                               275,867        302,413
     Depreciation                           450,361        444,315
     Repairs and Maintenance                582,456        562,569
     Utilities                              172,693        184,652
     Real Estate Taxes                      181,883        180,893
     Management Fees                        247,949        235,704
     Advertising                              4,533          3,579
     Other                                  350,726        332,106

                                          2,266,468      2,246,231

Loss from Rental Activities                (290,922)      (161,224)

Other Income (Expenses)
     Interest Income                             26             43
     Management Fees                        (13,000)       (42,281)
     Administrative Costs                   (31,546)       (27,718)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (335,442)      (231,180)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           2,938          1,624

     Net Loss                             ($332,504)     ($229,556)

Net Loss Allocated to General Partners      ($3,325)       ($2,296)

Net Loss Allocated to Limited Partners     (329,179)      (227,260)

     Net Loss                             ($332,504)     ($229,556)


Net Loss per Limited Partnership Unit       ($37.95)       ($26.21)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(Unaudited)

                                              01/01/04-      01/01/03-
                                              06/30/04       06/30/03

Cash Flows from Operating Activities
  Net Loss                                   ($332,504)     ($229,556)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              450,361        444,315
     Minority Interest in Losses of
       Subsidiary Operating Partnerships        (2,938)        (1,624)
     Change in Other Assets and Other
       Liabilities                               6,010        119,111

Net Cash Provided by Operating Activities      108,909        332,246

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment      (14,450)      (104,367)

Net Cash Used by Investing Activities          (14,450)      (104,367)

Cash Flows from Financing Activities
     Principal Payments on Borrowings          (51,028)      (249,013)
     Return of Equity to Minority Investors       (240)          (143)

Net Cash Used by Financing Activities          (51,268)      (249,156)

Net Increase/(Decrease) in Cash                 43,191        (21,277)
     Cash Beginning                            305,114        211,526
     Cash Ending                              $348,305       $190,249



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

The results of operations for the six months ended
June 30, 2004 are not necessarily indicative of the results to be achieved for the year.


Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.


Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at June 30, 2004 consist of $24,019,585 of permanent mortgage loans to Subsidiary Operating Partnerships.


Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited
Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General
Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating
Partnership also has one or more other general partners (the
"Local General Partners"). Following is a summary of related party transactions for the three months ended
June 30, 2004.




                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $13,000          $120,000

Reimbursable Operating Expenses      $4,000                $0


Following is a summary of related party transactions for the six months ended June 30, 2004

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners

Management Fees                     $13,000          $248,000

Reimbursable Operating Expenses     $16,500                $0



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



MANAGEMENT'S DISCUSSION

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $34,000 in cash and liquid investments at June 30, 2004. These assets will be held as working capital.

At June 30, 2004, there were 403 holders of limited partnership Units.


Results of Operations

The Partnership's loss from rental activities, including depreciation, during the second quarter of 2004 is $171,166 as compared with a loss of $97,167 for the same period in 2003. Second quarter revenue decreased as a result of increased vacancy loss at Litton, the largest property in QHP's portfolio. Repairs and maintenance continue to increase as the properties age. In addition, management fees, approved by USDA - Rural Development, on a number of properties have also increased.

As of the date of this report, occupancy at the 24-unit property located in Dimmitt, TX increased slightly from 54% in the first quarter to 58% in the second quarter of 2004. Local management is still in discussions with the taxing authority to work out a payment plan for 2003 taxes. No payments have been made to-date.


Divestiture

In November, 2003, the general partners offered an exit strategy whereby many investors could divest and receive a one-time tax benefit. Investors electing that strategy assign their interest to the general partner, and, by doing so, will (a) receive a one-time Federal tax benefit of up to 34% of their investment plus any state tax savings, (b) still receiving cash distributions (if any) for fifteen years, and (c) stop future reportings of QHP results in their tax returns. As of the date of this report, 313 investors owning 4,282 units had elected divestiture. Those investors who divested in 2003, received their additional tax benefit on their 2003 tax return and will receive no further mailings from the Partnership unless there are cash distributions. Those who are divesting in 2004 will continue to receive QHP mailings through the remainder of the year and will receive their final K-1 in March 2005.



































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

                       31.1  Rule 13a-14(a)/15d-14(a) Certification
                             by Chief Executive Officer

                       31.2  Rule 13a-14(a)/15d-14(a) Certification
                             by Chief Financial Officer

                       32.1  Section 1350 Certification by Chief
                             Executive Officer

                       32.2  Section 1350 Certification by Chief
                             Financial Officer


               (b)  Reports

                    No reports on Form 8-K were filed during the quarter ended June 30, 2004.


SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Frederick Investment Corporation
                            A General Partner


Date:   August 13, 2004     By:  /s/ George F. Marshall
                                 George F. Marshall, President
                                 (Chief Executive Officer)



Date:   August 13, 2004     By:  /s/ Jenny C. Petri
                                 Jenny C. Petri, Vice President
                                 (Chief Financial Officer)



Date:   August 13, 2004     By:  /s/ George F. Marshall
                                 George F. Marshall
                                 A General Partner





























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




Date:   August 13, 2004      By:  /s/ George F. Marshall
                                  George F. Marshall, General Partner
                                  Chief Executive Officer








































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



                                 FREDERICK INVESTMENT CORPORATION

Date:   August 13, 2004      By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)







































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

The Quarterly Report on Form 10-Q for the period ended
June 30, 2004 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   August 13, 2004      By:  /s/ George F. Marshall
                                  George F. Marshall
                                  General Partner
                                  (Chief Executive Officer)






























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

The Quarterly Report on Form 10-Q for the period ended
June 30, 2004 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION

Date:   August 13, 2004      By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)