Form 10-Q
period 2004-09-30
QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP
filed 2004-11-16
CIK 826817

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                          FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended September 30, 2004
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

As of September 30, 2004, there were 8,673 units of limited partnership interests in registrant outstanding, $1,000 per unit, and the aggregate value of such units was $8,673,000. Of such units, 4,371 having an aggregate value of $4,371,000, were held by limited partners deemed by the registrant to be non-affiliates.









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




Item 2:  Management's Discussion

     - Liquidity and Capital Resources

     - Results of Operations

     - Tax Credits



Item 4:  Controls and Procedures

The Partnership carried out an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of September 30, 2004, pursuant to Securities Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC Filings. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the most recent fiscal quarter.




QUALIFIED HOUSING PARTNERS LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003

                                             09/30/04      12/31/03
                                            (Unaudited)    (*)
ASSETS
Rental Properties
  Land                                       $1,326,402     $1,326,402
  Buildings                                  34,773,704     34,757,798
  Furniture & Fixtures                        2,362,449      2,357,006

                                             38,462,555     38,436,206

Accumulated Depreciation                    (14,159,595)   (13,484,052)

                                             24,302,960     24,952,154

Cash                                            374,659        305,114
Other Assets                                  2,047,401      1,877,743

TOTAL ASSETS                                $26,725,020    $27,145,011



LIABILITIES AND PARTNERS' CAPITAL

Liabilities Applicable to Rental
     Properties                             $23,994,919    $24,070,613
Other Liabilities                             1,469,923      1,325,332

Total Liabilities                            25,464,842     25,395,945

Minority Interests in Subsidiary
     Operating Partnerships                   1,693,407      1,698,076

Partners' Capital                              (433,229)        50,990

TOTAL LIABILITIES AND PARTNERS'
     CAPITAL                                $26,725,020    $27,145,011



See accompanying notes.
*Derived from audited consolidated balance sheet.











CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Three Months Ended September 30, 2004 and 2003
(Unaudited)

                                            07/01/04-     07/01/03-
                                            09/30/04      09/30/03

Revenue
     Rent                                  $957,502     $1,024,639
     Other                                   20,649         14,966

                                            978,151      1,039,605

Rental Expense
     Interest                               130,302        136,216
     Depreciation                           225,182        215,415
     Repairs and Maintenance                288,369        290,273
     Utilities                               91,600         88,525
     Real Estate Taxes                       94,171         91,317
     Management Fees                        123,159        111,065
     Advertising                              2,485          2,339
     Other                                  170,234        163,080

                                          1,125,502      1,098,230

Loss from Rental Activities                (147,351)       (58,625)

Other Income (Expenses)
     Interest Income                             19             18
     Management Fees                              0        (21,141)
     Administrative Costs                    (5,875)        (8,745)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (153,207)       (88,493)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           1,491            600

     Net Loss                             ($151,716)      ($87,893)

Net Loss Allocated to General Partners      ($1,517)         ($879)

Net Loss Allocated to Limited Partners     (150,199)       (87,014)

     Net Loss                             ($151,716)      ($87,893)


Net Loss per Limited Partnership Unit       ($17.32)       ($10.03)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF INCOME AND EXPENSES
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

                                            01/01/04-    01/01/03-
                                            09/30/04     09/30/03

Revenue
     Rent                                $2,896,975     $3,061,303
     Other                                   56,722         63,309

                                          2,953,697      3,124,612

Rental Expense
     Interest                               406,169        438,629
     Depreciation                           675,543        659,730
     Repairs and Maintenance                870,825        852,842
     Utilities                              264,293        273,177
     Real Estate Taxes                      276,054        272,210
     Management Fees                        371,108        346,769
     Advertising                              7,018          5,918
     Other                                  520,960        495,186

                                          3,391,970      3,344,461

Loss from Rental Activities                (438,273)      (219,849)

Other Income (Expenses)
     Interest Income                             45             61
     Management Fees                        (13,000)       (63,422)
     Administrative Costs                   (37,421)       (36,463)

Loss Before Deducting Minority
  Interests in Subsidiary Operating
  Partnerships                             (488,649)      (319,673)

Minority Interests in Losses of
  Subsidiary Operating Partnerships           4,429          2,224

     Net Loss                             ($484,220)     ($317,449)

Net Loss Allocated to General Partners      ($4,842)       ($3,174)

Net Loss Allocated to Limited Partners     (479,378)      (314,275)

     Net Loss                             ($484,220)     ($317,449)


Net Loss per Limited Partnership Unit       ($55.27)       ($36.24)


Average Number of Limited Partnership
  Units Outstanding                           8,673          8,673



See accompanying notes.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

                                              01/01/04-      01/01/03-
                                              09/30/04       09/30/03

Cash Flows from Operating Activities
  Net Loss                                   ($484,220)     ($317,449)

Adjustments to Reconcile Net Loss
  To Net Cash Provided by Operating
  Activities:
     Depreciation                              675,543        659,730
     Minority Interest in Losses of
       Subsidiary Operating Partnerships        (4,429)        (2,224)
     Change in Other Assets and
       Liabilities                             (15,066)       325,062

Net Cash Provided by Operating Activities      171,828        665,119

Cash Flows from Investing Activities
     Purchases of Buildings and Equipment      (26,349)      (146,466)

Net Cash Used by Investing Activities          (26,349)      (146,466)

Cash Flows from Financing Activities
     Principal Payments on Borrowings          (75,694)      (483,270)
     Return of Equity to Minority Investors       (240)          (225)

Net Cash Used by Financing Activities          (75,934)      (483,495)

Net Increase (Decrease) in Cash                 69,545         35,158
     Cash Beginning                            305,114        211,526
     Cash Ending                              $374,659       $246,684



See accompanying notes.


















NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note A - Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, all adjustments which are considered necessary for a fair statement of the results for the interim periods have been made; all such adjustments are of a normal recurring nature. These consolidated financial statements, which do not include all disclosures included in the annual financial statements, should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be achieved for the year.


Note B - Net Loss Per Limited Partnership Unit

Net loss per limited partnership Unit is based upon the net loss allocated to the limited partners and is computed using the number of Units outstanding of 8,673.


Note C - Liabilities Applicable to Rental Properties

Liabilities applicable to rental properties at September 30, 2004 consist of $23,994,919 of permanent mortgage loans to Subsidiary Operating Partnerships.

























Note D - Related Party Transactions

The accompanying consolidated financial statements reflect transactions between Qualified Housing Partners Limited
Partnership ("QHP") and its general partners or affiliates and between the various Subsidiary Operating Partnerships and their general partners or affiliates.

Frederick Investment Corporation, the Managing General
Partner of QHP, is a general or special limited partner in each of the Operating Partnerships. Each Operating
Partnership also has one or more other general partners (the
"Local General Partners"). Following is a summary of related party transactions for the three months ended
September 30, 2004.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners of
                                                   Operating
                                                 Partnerships

Management Fees                          $0          $108,000

Reimbursable Operating Expenses      $4,800                $0


Following is a summary of related party transactions for the nine months ended September 30, 2004.

                                  QHP General    Local General
Items Paid or Payable              Partners       Partners of
                                                   Operating
                                                 Partnerships

Management Fees                     $13,000          $324,000

Reimbursable Operating Expenses     $21,300                $0




















MANAGEMENT'S DISCUSSION

Accounting/SEC Reporting Issues

Because QHP is a public company, its interests are with the SEC, and therefore it is subject to new financial reporting and other compliance requirements of the Sarbanes-Oxley Act of 2002. Even though
Sarbanes-Oxley was enacted to prevent fraud such as that which occurred at WorldCom and Enron, it still applies to small untraded entities including QHP.
Because of Sarbanes-Oxley, QHP's auditor,Dixon Hughes,
PLLC has stated that they intend to resign effective
December 31, 2004. It is important to note that their resignation is not the result of any disagreement over accounting or financial issues, and that they have agreed to continue preparing the tax returns. QHP approached other accounting firms who also, because of Sarbanes-Oxley, decided not to perform the audit. If an audit is not performed, and QHP remains a public company, QHP will be out of compliance with the SEC.

Dixon Hughes and its predecessor have served as QHP's auditor since QHP's formation sixteen years ago.
Their reasons for resigning include QHP's unusual structure and its insufficient financial resources to pay the substantial cost of compliance with Sarbanes-Oxley. QHP is an upper tier partnership whose only assets are limited partnership interests in lower tier partnerships. Dixon
Hughes is unwilling to accept the additional risk imposed by Sarbanes-Oxley if it must audit the upper tier partnerships only and rely upon others to audit the lower tier partnerships, where all the assets are held and the business takes place. QHP does not have the authority to require the lower tier partnerships to retain Dixon
Hughes. Even if another auditing firm can be found, it is highly unlikely that the cost will be affordable to QHP.

Without an audit, QHP will be out of compliance unless it deregisters with the SEC. If the total number of investors falls below 300, QHP can elect to deregister and the Sarbanes-Oxley requirements will not apply. 318 investors have elected to divest within the past year, which will bring the number of investors remaining down to 328. If another 29 investors elect to divest, the general partners will be able to deregister and will do so.

Many investors are divesting as part of an exit strategy the general partners proposed in 2003.
Divesting investors can gain federal tax savings of up to 34% of their original investment, and still receive cash distributions, if any, through December 31, 2018.
The exit strategy was explained in letters over the past year, and is summarized in "Divestiture" below.

Liquidity and Capital Resources

Net of the Subsidiary Operating Partnerships, QHP held approximately $26,000 in cash and liquid investments at September 30, 2004. These assets will be held as working capital.

At September 30, 2004, there were 403 holders of limited partnership Units.


Results of Operations

The Partnership's loss from rental activities, including depreciation, during the third quarter of 2004 is $147,351 as compared with a loss of $58,625 for the same period in 2003. Third quarter revenue decreased as a result of increased vacancy loss at Litton, the largest property in QHP's portfolio. Repairs and maintenance continue to increase as the properties age. In addition, management fees, approved by USDA-Rural Development, on a number of properties have also increased.

Occupancy at the 24-unit property located in Dimmitt, TX increased slightly from 58% at the end of the second quarter, 2004, to 62.5% as of the date of this report. Local management is still in discussions with the taxing authority to work out a payment plan for 2003 taxes. No payments have been made to-date.

Divestiture

In November 2003, the general partners offered an exit strategy whereby many investors could divest and receive a one-time tax benefit. Investors electing that strategy assign their interest to the general partner, and, by doing so, will (a) receive a one-time Federal tax benefit of up to 34% of their investment plus any state tax savings, (b) still receive cash distributions (if any) until December
31, 2018, and (c) stop future reporting of QHP results in their tax returns. As of the date of this report, 318 investors owning 4,387 units had elected divestiture.
Those investors who divested in divested in 2003, received their additional tax benefit on their 2003 tax return and will receive no further mailings from the Partnership unless there are cash distributions. Those who are divesting in 2004 will continue to receive QHP mailings through the remainder of the year and will receive their final k-1 in March 2005. If you are interested in divesting, contact Ramona Logan at either (919) 787-4243 or investor_svcs@hotmail.com.

Form 10-Q
A copy of the Partnership's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission will be furnished without charge to any investor upon written request.
                           PART II

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



                            Frederick Investment Corporation
                            A General Partner


Date:   November 15, 2004    By:  /s/ George F. Marshall
                                  George F. Marshall, President
                                  (Chief Executive Officer)



Date:   November 15, 2004    By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)



Date:   November 15, 2004    By:  /s/ George F. Marshall
                                  George F. Marshall
                                  A General Partner





























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




Date:   November 15, 2004    By:  /s/ George F. Marshall
                                  George F. Marshall, General Partner
                                  Chief Executive Officer








































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



                                 FREDERICK INVESTMENT CORPORATION

Date:   November 15, 2004    By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)







































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

The Quarterly Report on Form 10-Q for the period ended
September 30, 2004 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   November 15, 2004    By:  /s/ George F. Marshall
                                  George F. Marshall
                                  General Partner
                                  (Chief Executive Officer)






























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

The Quarterly Report on Form 10-Q for the period ended
September 30, 2004 of the Partnership (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                            FREDERICK INVESTMENT CORPORATION

Date:   November 15, 2004    By:  /s/ Jenny C. Petri
                                  Jenny C. Petri, Vice President
                                  (Chief Financial Officer)